Form 10-Q
period 1996-03-31
MONROC INC
filed 1996-05-15
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


       [X] QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1996.

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.  For the transition period from
                      to                .
       --------------    ---------------
       Commission File Number  0-23880



                                   Monroc, Inc.
       -----------------------------------------------------------------

               Delaware                              87-0436697
       ------------------------               ---------------------
       (State of incorporation)                   (I.R.S. Employer
                                              Identification Number)


       P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah   84110
       ----------------------------------------------------------------------
       (Address of principal executive offices)

       Registrant's telephone number               801-359-3701


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

       Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


                   Class               Outstanding at April 30, 1996
       -----------------------------   -----------------------------
       Common Stock, $0.01 par value           4,467,000 shares

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   MONROC, INC.

                            CONSOLIDATED BALANCE SHEETS
                                      ASSETS


                                                        March 31,  December 31,
                                                           1996        1995
                                                        ----------  ----------
CURRENT ASSETS                                          (Unaudited)

Cash and cash equivalents                               $1,969,081  $6,506,751
    Accounts receivable, net of allowance for
      discounts and doubtful accounts of $296,647 at
      December 31, 1995 and $225,443 at March 31, 1996   5,582,442   6,639,878
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                    549,024     152,943
    Inventories                                          3,290,754   2,815,780
    Prepaid expenses                                     1,517,934   1,274,892
                                                         ---------   ---------
         Total current assets                           12,909,235  17,390,244

PROPERTY, PLANT AND EQUIPMENT, AT COST                  26,168,882  24,625,327
    Less accumulated depreciation
      and amortization                                  12,119,830  11,525,532
                                                         ---------   ---------
                                                        14,049,052  13,099,795

AGGREGATE DEPOSITS                                       2,454,654   2,454,654
    Less accumulated depletion                             240,773     230,385
                                                         ---------   ---------
                                                         2,213,881   2,224,269

LAND                                                     1,514,543   1,510,072

OTHER ASSETS, at cost, less accumulated amortization
    of $284,526 at December 31, 1995 and $305,785
    at March 31, 1996                                    1,363,168   1,383,376
                                                         ---------   ---------

            TOTAL ASSETS                               $32,049,879 $35,607,756
                                                        ==========  ==========



                                  (Continued)

        The accompanying notes are an integral part of these statements

                                   MONROC, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        March 31,  December 31,
                                                           1996        1995
                                                        ----------  ----------
                                                        (Unaudited)
CURRENT LIABILITIES
    Notes payable                                          $21,097     $86,519
    Current maturities of long-term obligations            846,747     802,765
    Trade accounts payable                               4,236,405   5,307,303
    Accrued liabilities                                  1,870,621   1,522,788
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                    124,276     242,530
                                                         ---------   ---------
       Total current liabilities                         7,099,146   7,961,905
LONG-TERM OBLIGATIONS, less current maturities           4,713,350   6,591,329
DEFERRED COMPENSATION                                      650,259     626,710
DEFERRED INCOME TAXES                                    1,189,550   1,189,550
COMMITMENTS AND CONTINGENCIES                                    0           0

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000,000 shares
      authorized; none issued                                    0           0
    Common stock, $0.01 par value; 20,000,000 shares
      authorized; issued and outstanding 4,467,000
      shares at December 31, 1995, and 4,467,000 at
      March 31, 1996                                        44,670      44,670
    Capital in excess of par value                      24,481,864  24,481,864
    Accumulated deficit                                 (3,004,914) (1,964,226)
                                                         ---------   ---------
                                                        21,521,620  22,562,308
    Less unpaid principal of Employee Stock Ownership
      Plan note receivable                              (3,124,046) (3,324,046)
                                                         ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                        18,397,574  19,238,262
                                                         ---------   ---------
         TOTAL LIABILIES AND STOCKHOLDERS' EQUITY      $32,049,879 $35,607,756
                                                        ==========  ==========







        The accompanying notes are an integral part of these statements.

                                   MONROC, INC.

                        CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                           1996        1995
                                                        ----------  ----------

Sales                                                   $9,204,260  $7,132,047

Costs and expenses
    Cost of sales                                        8,481,553   6,163,344
    General and administrative expense                   1,439,138   1,110,229
    Contribution to ESOP                                   200,000     200,000
                                                         ---------   ---------
                                                        10,120,691   7,473,573
                                                         ---------   ---------
      Operating loss                                      (916,431)   (341,526)

Other income (expense)
    Gain on sale of property, plant, equipment
      and land                                                 168      10,355
    Interest income                                         44,604       3,664
    Interest expense                                      (169,029)   (337,998)
                                                         ---------   ---------
                                                          (124,257)   (323,979)
                                                         ---------   ---------
      Loss before income taxes                          (1,040,688)   (665,505)
Income taxes                                                     0           0
                                                         ---------   ---------
      NET LOSS                                         ($1,040,688)  ($665,505)
                                                        ==========  ==========
Earnings (loss) per common share                            ($0.23)     ($0.24)
                                                        ==========  ==========
Weighted average common shares outstanding               4,467,000   2,817,000



        The accompanying notes are an integral part of these statements

                                   MONROC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Three Months Ended
                                                              March 31,


                                                           1996        1995
                                                        ----------  ----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
    Net loss                                           ($1,040,688)  ($665,505)
    Adjustments to reconcile net loss to net cash
      used in operating activities
    Depreciation and amortization of property,
      plant & equipment                                    599,782     577,622
    Provision for contribution to ESOP and
      repayment of ESOP note receivable                    200,000     200,000
    Amortization of other assets                            20,208      21,260
    Provision for discounts and doubtful accounts           (1,675)      5,949
    Depletion of aggregate deposits                         10,388      12,558
    (Gain) loss on sale of property, plant, equipment
    and land                                                   168     (10,355)
    Changes in assets and liabilities
      Accounts receivable                                1,059,111     348,853
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                 (396,081)   (200,570)
      Inventories                                         (474,974)   (522,333)
      Prepaid expenses                                    (243,042)    155,789
      Other assets                                          (4,471)   (119,090)
      Trade accounts payable                            (1,070,898)   (511,646)
      Accrued liabilities                                  347,833     243,291
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                 (118,254)     67,514
      Deferred compensation                                 23,549      21,847
                                                         ---------   ---------
         Net cash used in operating activities          (1,089,044)   (374,816)

Cash flows from investing activities
    Additions to property, plant and equipment          (1,549,207)   (187,732)
    Proceeds from sale of property, plant, equipment,
      and land                                                   0     126,500
                                                         ---------   ---------
         Net cash used in investing activities          (1,549,207)    (61,232)




                                  (Continued)

        The accompanying notes are an integral part of these statements.

                                    MONROC, INC.

                                    (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                           1996        1995
                                                        ----------  ----------
Cash flows from financing activities
    Net increase (decrease) in notes payable               (65,422)    565,503
    Principal payments on long-term obligation          (2,062,997)   (191,435)
    Issuance of long-term obligations                      229,000           0
                                                         ---------   ---------
           Net cash provided by (used in) financing
             activities                                 (1,899,419)    374,068
                                                         ---------   ---------
           Net increase (decrease) in cash and cash
             equivalents                                (4,537,670)    (61,980)

Cash and cash equivalents at beginning of period         6,506,751     483,081
                                                         ---------   ---------
Cash and cash equivalents at end of period              $1,969,081    $421,101


Supplemental disclosures of cash flow information
Cash paid during the period for
    Interest                                              $236,134    $337,998
    Income taxes                                             8,410         960







        The accompanying notes are an integral part of these statements.

                           MONROC, INC

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



Note 1.  Basis of Presentation

     The accompanying unaudited financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclicality of the Company's businesses, the operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December
31, 1995.


Note 2.  Stock Options

     As of April 30, 1996, the Company had granted stock options to various officers, directors and employees of the Company covering the aggregate amount of 159,300 shares of common stock at an exercise price of $5.00 per share. The expiration date of such options is April 15, 1999.

     On April 29, 1996, the Board of Directors approved a new stock option plan which covers 300,000 shares of Common Stock. The adoption of the plan is subject to the approval of stockholders at the Annual Stockholders Meeting to be held on May 22, 1996. If approved, options under the new stock option plan will be granted to various officers, managers and employees of the Company as decided by the Compensation Committee of the Board of Directors.

Note 3.  Environmental Matters

     The Company is currently the owner of property located in Murray, Utah, formerly known as the ASARCO Smelter site, which contains mining slag previously deposited by ASARCO. The slag contains certain heavy metals including lead and arsenic which may have leached from the slag into the environment. This and adjoining properties previously owned by ASARCO have been proposed by the Environmental Protection Agency (EPA) for listing on the National Priorities List for cleanup of the slag and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. Although to date the Company has not been designated a Potentially Responsible Party by the EPA with respect to cleanup of any waste at this site, it recently received a CERCLA 104(e) information request. The outcome of this matter is uncertain and it is not possible at this time to estimate the possible financial impact on the Company, if any.

     Prior to learning of the potential presence of lead in the slag from this site, the Company sold some of the slag for use in road base and railroad fill. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.



Note 4.  Sale of Stock

     On December 28, 1995, the Company issued 1,650,000 shares of common stock in a private placement to a BCCP I, L.P., a California limited partnership ("BCCP I") at $5.50 a share or an aggregate purchase price of $9,075,000. It also issued a warrant for an additional 1,500,000 shares exercisable within a five year period at $6.25 a share. The sole general partner of BCCP I is Building and Construction Capital Partners, L.P., a California limited partnership ("BCCP"). The general partner of BCCP is Richard C. Blum & Associates, L.P.. As part of the transaction, the Company will pay an annual $200,000 consultants fee to BCCP and reimburse BCCP I for up to $150,000 of its costs related to completing the transaction. As part of the transaction, BCCP appointed a majority of the Company's Board of Directors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included elsewhere in this report. Also, the discussion should be read in conjunction with the audited Financial Statements and related Notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Results of Operations - Three Months Ended March 31

     Sales increased 29% from $7,132,047 for the three month period ended March 31, 1995 ("1995 period") to $9,204,260 for the three months ended March 31, 1996 ("1996 period"). Sales for the Prestress Division increased 48% from the 1995 period to $4,037,392 in the 1996 period due to the start up of production on the Company's Snake River Correctional Facility contract which is a $20 MM project to be completed by the third quarter of 1997. Ready mix concrete volumes were up 28% in the 1996 period compared to the 1995 period primarily due to volume increases of 60% and 42% in the Boise and Salt Lake City markets, respectively. However, concrete prices were 4% lower overall in the 1996 period.

     General and Administrative expenses increased from $1,110,229 for the 1995 period to $1,439,138 for the 1996 period due to the addition of support personnel in the Prestress Division for the Snake River Correctional Facility contract and higher costs in Salt Lake due to expanded operations. In addition, corporate expenses were higher due to the payment of the consulting fee to Building and Construction Capital Partners, L.P., and other outside professional services.

     The operating loss increased from $341,526 for the 1995 period to $916,431 in the 1996 period. In addition to the increase in General and Administrative costs discussed above, operating margins were affected by start-up costs on the Snake River Correctional Facility contract and by higher operating costs resulting from more adverse winter conditions during the 1996 period compared to the 1995 period.

     Net Interest expense was $124,425 in the 1996 period or $209,909 lower than the 1995 period due to the application of a portion of the net proceeds from the private placement of common stock to a pay down of outstanding loans with the CIT Group and short term investment of the remaining balances (See "Liquidity and Capital Resources" below).

     Net losses were $1,040,688 or 23 cents a share in the 1996 period versus $665,505 or 24 cents a share for the 1995 period for the reasons indicated above.

Liquidity and Capital Resources

     On December 28, 1995, the Company closed the transactions contemplated by a Stock Purchase Agreement, between the Company and Building and Construction Capital Partners, L.P ("BCCP"). Prior to the closing of these transactions, BCCP assigned most of its rights under the Stock purchase Agreement to BCCP I, L.P. ("BCCP I"). Pursuant to the Stock Purchase Agreement, the Company sold 1,650,000 shares of Common Stock to BCCP I at a price of $5.50 per share, or an aggregate of $9,075,000. The Company also issued to BCCP I a Warrant to purchase up to 1,500,000 additional shares of Common Stock at a price of $6.25 per share, exercisable through December 28, 2000. The Company used $3,350,576 of the net proceeds of $8,776,245 which it received from this issuance to pay down outstanding balances on the Company's loans from the CIT Group after which $5,425,669 remained in cash and cash equivalents as of December 31, 1995.

     The Company has met its need for liquidity principally through the use of a credit facility provided by the CIT Group that includes a line of credit for working capital and term loans. The Company's liabilities to the CIT Group are secured by liens on substantially all of the Company's real and personal property. In February 1996, the Company signed a new six year loan agreement with the CIT Group which increased the total credit available from $11,000,000 to $15,000,000 and reduced the interest rate from prime plus 2.5% to prime plus 0.75%.

     On December 28, 1995, $3,350,576 from the proceeds of the sale of Common Stock to BCCP I were used to pay down the CIT Group term notes to $4,000,000. Additional proceeds were used to reduce the notes to $2,000,000 in March, 1996. Total borrowings under the line of credit totalled only $21,097 on March 31, 1996. Total availability under the line of credit was $12,978,903 as of that date.

     As of March 31, 1996, the Company had positive working capital of $5,810,089 compared to a positive working capital balance of $9,428,339 at December 31, 1995. $2,000,000 of cash was used to reduce the CIT notes in March, 1996. Cash used in operations was $1,089,044 for the 1996 Period versus $374,816 for the 1995 period. In addition to the increased loss for the 1996 quarter, prepaid expense increased due to the build up for the Snake River Correctional Facility contract and accounts payable decreased. Cash used in investing activities increased to $1,549,207 in the 1996 period from $61,232 in the 1995 period primarily due to increased capital spending for the installation of plants at the Point of the Mountain and the purchase of equipment to service the prison contract discussed above. Also, cash used in financing activities was $1,899,419 for the 1996 period because of the $2,000,000 pay down of the CIT term loans as discussed above.

     The Company acquired four new Mack front discharge ready mix trucks in October, 1995, and thirty six new Mack front discharge ready mix trucks in March, 1996 through operating leases totalling $5,580,160. These trucks significantly upgraded the capability of the Company's delivery fleet. In addition, the Company will be installing a central ready mix plant and sand and gravel wash plant at its Point of the Mountain site at a cost of over $2,000,000 to service customers in the south end of the Salt Lake Valley. In addition, the Company has acquired several long haul tractors, flatbed trailers, front end loaders, hydro cranes and other equipment to upgrade its equipment efficiency and capability.


Seasonality

     The Company services the construction industry principally in areas where construction activity is restricted during the winter. As a result, the Company experiences reduced revenues from December through March and realizes the substantial part of its revenues during the other months of the year. The Company generally incurs losses during the winter months and must have sufficient working capital to fund operations at a reduced level.

     Financial performance of the Company in any one quarter of the year should not be considered a reliable indicator of the anticipated current year results. The seasonality and variability of weather conditions as well as the cyclicality of demand in response to factors such as interest rate changes can cause significant fluctuations in financial results from quarter to quarter and from year to year.

Part II.      Other Information



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Monroc, Inc.
                              -----------------------------
                                       Registrant


Date:  May 14, 1996             /s/ Robert A. Parry
     ---------------------    -----------------------------
                                    Robert A. Parry
                                    President and Chief
                                    Executive Officer

                                /s/ L. William Rands
                              -----------------------------
                                    L. William Rands
                                    Vice President and Chief
                                    Financial and Accounting
                                    Officer