Form 10-Q
period 1996-06-30
MONROC INC
filed 1996-08-14
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE  SECURITIES
EXCHANGE  ACT OF 1934.  For the quarterly period ended  June  30,
1996.

                               OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934.  For the transition period from
               to                .
- --------------    ---------------

Commission File Number  0-23880
                        -------


                          Monroc, Inc.
- -------------------------------------------------------------------------
        Delaware                              87-0436697
- ------------------------               ----------------------
(State of incorporation)                   (I.R.S. Employer
                                       Identification Number)


P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah   84110
- -------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number               801-359-3701


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes  _X_   No ___

              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


            Class               Outstanding at July 31, 1996
- -----------------------------   ----------------------------
Common Stock, $0.01 par value           4,467,000 shares

                     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                MONROC, INC.

                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS


                                                        June 30,  December 31,
                                                          1996        1995
                                                       ----------  ----------
CURRENT ASSETS                                         (Unaudited)

    Cash and cash equivalents                           $2,186,427  $6,506,751
    Accounts receivable, net of allowance for
     discounts and doubtful accounts of $277,760
     at June 30, 1996 and $296,647 at December 31, 1995 11,497,040   6,639,878
    Costs and estimated earnings in excess of
    billings on uncompleted contracts                      464,484     152,943
    Inventories                                          3,374,167   2,815,780
    Prepaid expenses                                     1,943,644   1,274,892
                                                         ---------   ---------
        Total current assets                            19,465,762  17,390,244

PROPERTY, PLANT AND EQUIPMENT, AT COST                  27,259,072  24,625,327
    Less accumulated depreciation and amortization      12,342,333  11,525,532
                                                         ---------   ---------
                                                        14,916,739  13,099,795

AGGREGATE DEPOSITS                                       2,454,654   2,454,654
    Less accumulated depletion                             265,998     230,385
                                                         ---------   ---------
                                                         2,188,656   2,224,269

LAND                                                     1,539,329   1,510,072

OTHER ASSETS, at cost, less accumulated amortization
   of $324,942 at June 30, 1996 and $284,526 at
   December 31, 1995                                     1,342,960   1,383,376
                                                         ---------   ---------

          TOTAL ASSETS                                 $39,453,446 $35,607,756
                                                        ==========  ==========



                                      (Continued)

           The accompanying notes are an integral part of these statements

                                MONROC, INC.

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         June 30,  December 31,
                                                           1996        1995
                                                        ----------  ----------
                                                        (Unaudited)
CURRENT LIABILITIES
    Notes payable                                       $1,859,980     $86,519
    Current maturities of long-term obligations            868,136     802,765
    Trade accounts payable                               7,501,745   5,307,303
    Accrued liabilities                                  2,507,985   1,522,788
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                    479,600     242,530
                                                         ---------   ---------
        Total current liabilities                       13,217,446   7,961,905

LONG-TERM OBLIGATIONS, less current maturities           5,006,927   6,591,329
DEFERRED COMPENSATION                                      670,610     626,710
DEFERRED INCOME TAXES                                    1,189,550   1,189,550
COMMITMENTS AND CONTINGENCIES                                    0           0

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000,000
      shares authorized; none issued                             0           0
    Common stock, $0.01 par value; 20,000,000
      shares authorized; issued and outstanding
      4,467,000 shares at June 30, 1996, and
      4,467,000 at December 31, 1995                        44,670      44,670
    Capital in excess of par value                      24,481,864  24,481,864
    Accumulated deficit                                 (2,233,575) (1,964,226)
                                                         ---------   ---------
                                                        22,292,959  22,562,308
    Less unpaid principal of Employee Stock
      Ownership Plan note receivable                    (2,924,046) (3,324,046)
                                                         ---------   ---------
      TOTAL STOCKHOLDERS' EQUITY                        19,368,913  19,238,262
                                                         ---------   ---------
          TOTAL LIABILIES AND STOCKHOLDERS' EQUITY     $39,453,446 $35,607,756
                                                        ==========  ==========







           The accompanying notes are an integral part of these statements.

                                MONROC, INC.

                    CONSOLIDATED STATEMENTS OF EARNINGS
                                (Unaudited)

                                             Three Months Ended       Six Months Ended
                                                  June 30,                June 30,
                                              1996        1995        1996        1995
                                           ----------  ----------  ----------  ----------
Sales                                     $19,416,157 $12,500,024 $28,620,417 $19,632,071

Costs and expenses
    Cost of sales                          16,855,930   9,896,194  25,337,483  16,059,528
    General and administrative expense      1,472,199   1,133,977   2,911,337   2,244,206
    Contribution to ESOP                      200,000     200,000     400,000     400,000
                                            ---------   ---------   ---------   ---------
                                           18,528,129  11,230,171  28,648,820  18,703,734
                                            ---------   ---------   ---------   ---------
      Operating income (loss)                 888,028   1,269,853     (28,403)    928,337

Other income (expense)
    Gain (loss) on sale of property, plant, equipment
      and land                                 45,410      (5,137)     45,578       5,208
    Interest income                             8,483       5,152      53,087       8,816
    Interest expense                         (170,582)   (358,547)   (339,611)   (696,545)
                                            ---------   ---------   ---------   ---------
                                             (116,689)   (358,532)   (240,946)   (682,521)
                                            ---------   ---------   ---------   ---------
      Earnings (loss) before income taxes     771,339     911,321    (269,349)    245,816
Income taxes                                        0           0           0           0
                                            ---------   ---------   ---------   ---------
      NET EARNINGS (LOSS)                    $771,339    $911,321   ($269,349)   $245,816
                                           ==========  ==========  ==========  ==========
Earnings (loss) per common share                $0.17       $0.32      ($0.06)      $0.09
                                           ==========  ==========  ==========  ==========
Weighted average common shares outstanding  4,467,000   2,817,000   4,467,000   2,817,000


          The accompanying notes are an integral part of these statements

                                MONROC, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                          Six Months Ended
                                                              June 30,

                                                           1996        1995
                                                        ----------  ----------
Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
    Net earnings (loss)                                  ($269,349)   $245,816
    Adjustments to reconcile net earnings (loss)
       to net cash provided by (used in) operating
       activities
      Depreciation and amortization of property,
        plant & equipment                                1,203,752   1,203,791
      Provision for contribution to ESOP and
        repayment of ESOP note receivable                  400,000     400,000
      Amortization of other assets                          40,416      43,694
      Provision for discounts and doubtful accounts         13,571      28,914
      Depletion of aggregate deposits                       35,613      27,622
      Earnings on sale of property, plant, equipment
        and land                                           (45,578)     (5,208)
      Changes in assets and liabilities
        Accounts receivable                             (4,870,733) (2,540,642)
        Costs and estimated earnings in excess of
          billings on uncompleted contracts               (311,541)     17,651
        Inventories                                       (558,387)   (810,359)
        Prepaid expenses                                  (668,752)    266,370
        Other assets                                       (29,257)   (119,830)
        Trade accounts payable                           2,194,442     724,605
        Accrued liabilities                                985,197     790,576
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                237,070      10,248
        Deferred compensation                               43,936      44,262
                                                         ---------   ---------
            Net cash provided by (used in)
              operating activities                      (1,599,600)    327,510

Cash flows from investing activities
    Additions to property, plant and equipment          (3,057,773)   (866,040)
    Proceeds from sale of property, plant, equipment,
      and land                                              82,655     130,708
                                                         ---------   ---------
            Net cash used in investing activities       (2,975,118)   (735,332)




                                   (Continued)

           The accompanying notes are an integral part of these statements.

                                MONROC, INC.

                                (Unaudited)

                                                           Six Months Ended
                                                               June 30,

                                                           1996        1995
                                                        ----------  ----------
Cash flows from financing activities
    Net increase in notes payable                        1,773,461   1,462,018
    Principal payments on long-term obligations         (2,391,249)   (957,433)
    Issuance of long-term obligations                      872,182     125,000

                                                         ---------   ---------
            Net cash provided by financing activities      254,394     629,585
                                                         ---------   ---------
            Net increase (decrease) in cash and cash
              equivalents                               (4,320,324)    221,763

Cash and cash equivalents at beginning of period         6,506,751     483,081
                                                         ---------   ---------
Cash and cash equivalents at end of period              $2,186,427    $704,844


Supplemental disclosures of cash flow information
Cash paid during the period for
    Interest                                              $440,104    $701,906
    Income taxes                                            20,410         960







           The accompanying notes are an integral part of these statements.

                          MONROC, INC

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



Note 1.  Basis of Presentation

     The accompanying unaudited financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclicality of the Company's businesses, the operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December
31, 1995.


Note 2.  Stock Options

     As of July 31, 1996, the Company had granted stock options under the Company's 1994 Stock Option Plan to various officers, directors and employees of the Company covering the aggregate amount of 174,300 shares of common stock. On May 22, 1996, the shareholders approved the Company's 1996 Stock Option Plan which includes 300,000 shares of Common Stock. As of July 31, 1996, the Company had granted stock options under the 1996 Option Plan covering 200,000 shares of Common Stock.

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



Note 4.  Sale of Stock

     On December 28, 1995, the Company issued 1,650,000 shares of common stock in a private placement to BCCP I, L.P., a California limited partnership ("BCCP I"), at $5.50 a share for an aggregate purchase price of $9,075,000. It also issued a warrant for an additional 1,500,000 shares exercisable within a five year period at $6.25 a share. The sole general partner of BCCP I is Building and Construction Capital Partners, L.P., a California limited partnership ("BCCP"). The general partner of BCCP is Richard C. Blum & Associates, L.P.. As part of the transaction, the Company agreed to pay an annual $200,000 consultants fee to BCCP and has reimbursed BCCP I $150,000 of its costs related to completing the transaction. As part of the transaction, BCCP appointed a majority of the Company's Board of Directors.

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

Change in Management

     Ronald D. Davis was elected as President and Chief Executive Officer effective July 1st, 1996. Mr. Davis has over 25 years of management experience in the concrete and construction industries. Prior to joining Monroc, Mr. Davis served as vice president and general manager of CalMat Corporation's central California division.

Results of Operations - Six Months Ended June 30

     Sales increased 46% from $19,632,071 for the six month period ended June 30, 1995 ("1995 period") to $28,620,417 for the six months ended June 30, 1996 ("1996 period"). Sales for the Prestress Division were 105% higher in the 1996 period compared to the 1995 period because of the higher volume related to production on the $20 million Snake River Correctional Facility contract in Ontario, Oregon. Ready mix concrete sales were up 20% due to a 24% increase in volume offset by lower prices.
Also, improved operating rates at the Company's Kearns, Utah pit resulted in a 91% increase in sales for the Sand and Gravel division in the 1996 period.

     For the six month period, operating income decreased from an income of $928,337 in the 1995 period to a loss of $28,403 in the 1996 period. Adverse winter weather conditions in the earlier part of the year affected costs. Start-up costs and lower initial labor and material efficiencies on the Snake River Correctional Facility have resulted in lower operating margins in the Prestress Division. Ready mix sales prices were down approximately 2% in the 1996 period versus the 1995 period.
Also, sand and gravel profits were flat on the increased sales because of start-up costs at the new Point of the Mountain, Utah pit and a higher proportion of sales of low margin products.

     General and administrative costs were $2,911,337 in the 1996 period compared to $2,244,206 in the 1995 period. Part of this increase was due to an increase in staff to meet the demands of the Snake River Correctional Facility contract. Also included in general and administrative costs in the 1996 period were the consulting fees to Building and Construction Capital Partners, L.P. ("BCCP") and other consulting fees related to improvements underway within the Company.

     Interest expense decreased to $339,611 in the 1996 period compared to $696,545 in the 1995 period due to the use of some of the proceeds from the private sale of common stock in December, 1995 to BCCP to a pay down of debt owed the CIT Group. Also, investment of some of the proceeds resulted in increased interest income. (See "Liquidity and Capital Resources" below)

     A net loss of $269,349 or 6 cents per share was incurred in the 1996 period compared to a net earnings of $245,816 or 9 cents a share in the comparable 1995 period due to higher costs as discussed above. There were 1,650,000 more shares outstanding in the 1996 period versus the 1995 period.

Results of Operations - Three Months Ended June 30

     Sales increased 55% from $12,500,024 for the three month period ended June 30, 1995 to $19,416,157 for the three months ended June 30, 1996. Most of the increased sales resulted from a 160% increase in revenues in the Prestress Division due to production on the Company's Snake River Correctional Facility contract. Ready mix concrete volumes were up 22% in the 1996 period compared to the 1995 period offset by lower prices in most markets because of a higher proportion of commercial business.

     General and Administrative expenses increased from $1,133,977 for the 1995 period to $1,472,199 for the 1996 period due to the addition of support personnel in the Prestress
Division for the Snake River Correctional Facility contract. In addition, general and administrative expenses were higher in 1996 due to the payment of the consulting fee to BCCP and other outside professional services.

     Operating income was $1,269,853 for the 1995 period compared to $888,028 for the 1996 period. In addition to the increase in General and Administrative costs discussed above, operating margins were affected by start-up costs and lower labor and material efficiencies on the Snake River Correctional Facility contract and by higher operating costs resulting from more adverse winter conditions during the 1996 period compared to the 1995 period.

     Net interest expense was $162,099 in the 1996 period, or $191,296 lower than the 1995 period, due to the application of a portion of the net proceeds from the private placement of common stock to a pay down of outstanding loans with the CIT Group and short term investment of the remaining balances (See "Liquidity and Capital Resources" below).

     Net earnings for the 1996 period were $771,339 or 17 cents a share versus $991,321 or 32 cents a share for the 1995 period due to higher costs as discussed above. There were 1,650,000 more shares outstanding in the 1996 period compared to the 1995 period.

Liquidity and Capital Resources

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

     On December 28, 1995, $3,350,576 from the proceeds of the sale of Common Stock to BCCP I were used to pay down the CIT Group term notes to $4,000,000. Additional proceeds were used to reduce the notes to $2,000,000 in March, 1996. Total borrowings under the line of credit totalled $3,859,980 on June 30, 1996. Total availability under the line of credit was $11,140,020 as of that date.

     As of June 30, 1996, the Company had positive working capital of $6,248,316 compared to a positive working capital balance of $9,428,339 at December 31, 1995. $2,000,000 of cash was used to reduce the CIT notes in March, 1996. Cash used in operations was $1,599,600 for the 1996 period versus cash generated of $327,510 in the 1995 period. In addition to the decrease in profitability in the 1996 period, accounts receivable increased with the increased revenues discussed above. Cash used in investing activities increased to $2,975,118 in the 1996 period from $735,332 in the 1995 period primarily due to increased capital spending for the installation of plants at the Point of the Mountain and the purchase of equipment to service the Snake River Correctional Facility contract discussed above. Also, cash provided from financing activities was $254,394 for the 1996 period compared to $629,585 in the 1995 period due to the $2,000,000 pay down of the CIT term loans as discussed above offset by higher levels of financing related to the higher capital investment.

     During the first six months of 1996, the Company acquired forty six new Mack front discharge ready mix trucks through operating leases totalling $6,471,824. These trucks significantly upgraded the capability of the Company's delivery fleet. In addition, the Company installed a sand and gravel facility and central ready mix batch plant at its Point of the Mountain , Utah site at a cost of over $2,000,000 to service customers in the south end of the Salt Lake Valley. The Company has also acquired several long haul tractors, flatbed trailers, front end loaders, hydro cranes and other equipment to upgrade its equipment efficiency and capability.

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

Part II.      Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of the Company was held on May 22, 1996. At the meeting:

          1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are selected and qualified.

            Name               Votes For          Votes Against
          ------------         ----------         -------------
          James Dahl            4,034,039               21,386
          Alexander L. Dean     4,028,147               27,278
          Michael A. Kane       4,034,664               20,761
          William T. Lightcap   4,028,147               27,278
          Robert L. Miller      4,032,781               22,644
          Jules Ross            4,034,664               20,761

          2.  The selection and appointment of Grant Thornton
          LLP by the Company's Board of Directors as auditors for the Company for the fiscal year ending December 31, 1996 was ratified by the shareholders as follows:

               Votes For                4,023,042
               Votes Against                2,179
               Votes Abstaining            30,204

          3. The Company's 1996 Stock Option Plan, in the form of Exhibit A to the Company's Proxy Statement dated
          April 29, 1996, was adopted and approved as follows:

               Votes For                3,648,956
               Votes Against              110,934
               Votes Abstained            196,053

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 10.1  - Employment Agreement, dated June
               2, 1996, between the Company and Ronald D. Davis.

               Exhibit 11 - Calculation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule


         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Monroc, Inc.
                                  ---------------------------
                                       Registrant


Date:   August 12, 1996             /s/ L. William Rands
        ---------------           ---------------------------
                                    L. William Rands
                                    Vice President and Chief
                                    Financial and Accounting
                                    Officer

                       INDEX OF EXHIBITS



     Exhibit 10.1 - Employment Agreement, dated June 2, 1996,
                    between the Company and Ronald D. Davis

     Exhibit 11 -   Calculation of Earnings Per Share

     Exhibit 27 -   Financial Data Schedule