Form 10-Q
period 1996-09-30
MONROC INC
filed 1996-11-14
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
		     WASHINGTON, D.C.  20549

			    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1996.

				OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.  For the transition period from
_______________ to ______________.

Commission File Number  0-23880
			-------

			   Monroc, Inc.

	   Delaware                              87-0436697
   ------------------------                   ----------------
   (State of incorporation)                   (I.R.S. Employer
					    Identification Number)


    P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah   84110
    ------------------------------------------------------------
	    (Address of principal executive offices)

Registrant's telephone number               801-359-3701


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes  [X]   No  [ ]

	       APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


	    Class                         Outstanding at October 31, 1996
-----------------------------             -------------------------------
Common Stock, $0.01 par value                    4,467,000 shares

		     PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


				MONROC, INC.

			CONSOLIDATED BALANCE SHEETS
				  ASSETS


						September 30,    December 31,
						    1996            1995
					 -------------------   -------------
CURRENT ASSETS                                   (Unaudited)

    Cash and cash equivalents                     $1,770,640      $6,506,751
    Accounts receivable, net of allowance
      for discounts and doubtful accounts
      of $314,282 at September 30, 1996
      and $296,647 at December 31, 1995           13,904,098       6,639,878
    Costs and estimated earnings in excess
      of billings on uncompleted contracts           496,656         152,943
    Inventories                                    3,231,411       2,815,780
    Prepaid expenses                               1,889,053       1,274,892
						 -----------    ------------
	Total current assets                      21,291,858      17,390,244

PROPERTY, PLANT AND EQUIPMENT, AT COST            26,524,812      24,625,327
    Less accumulated depreciation and
      amortization                                11,688,933      11,525,532
						------------    ------------
						  14,835,879      13,099,795

AGGREGATE DEPOSITS                                 2,477,154       2,454,654
    Less accumulated depletion                       310,238         230,385
						------------    ------------
						   2,166,916       2,224,269

LAND                                               2,071,660       1,510,072

OTHER ASSETS, at cost, less accumulated
  amortization of $446,765 at
  September 30, 1996 and $284,526 at
  December 31, 1995                                1,368,978       1,383,376
						------------    ------------

	  TOTAL ASSETS                           $41,735,291     $35,607,756
						============    ============



			       (Continued)

	The accompanying notes are an integral part of these statements

				MONROC, INC.

		   LIABILITIES AND STOCKHOLDERS' EQUITY


						September 30,   December 31,
						    1996            1995
						------------    ------------
						 (Unaudited)
CURRENT LIABILITIES
    Notes payable                                 $4,907,569         $86,519
    Current maturities of long-term obligations    1,341,597         802,765
    Trade accounts payable                         6,739,362       5,307,303
    Accrued liabilities                            2,583,829       1,522,788
    Billings in excess of costs and estimated
      earnings on uncompleted contracts              233,023         242,530
						------------      ----------
	Total current liabilities                 15,805,380       7,961,905

LONG-TERM OBLIGATIONS, less current
  maturities                                       5,013,951       6,591,329
DEFERRED COMPENSATION                                814,396         626,710
DEFERRED INCOME TAXES                              1,189,550       1,189,550
COMMITMENTS AND CONTINGENCIES                            0               0

STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value;
      1,000,000 shares authorized; none issued           0               0
    Common stock, $0.01 par value; 20,000,000
      shares authorized; issued and outstanding
      4,467,000 shares at September 30, 1996,
      and December 31, 1995                           44,670          44,670
    Capital in excess of par value                24,481,864      24,481,864
    Accumulated deficit                           (2,890,474)     (1,964,226)
						------------      ----------
						  21,636,060      22,562,308
    Less unpaid principal of Employee Stock
      Ownership Plan note receivable              (2,724,046)     (3,324,046)
						------------      ----------
      TOTAL STOCKHOLDERS' EQUITY                  18,912,014      19,238,262
						------------      ----------
	  TOTAL LIABILITIES AND STOCKHOLDERS'
	    EQUITY                               $41,735,291     $35,607,756
						============    ============





	The accompanying notes are an integral part of these statements.

				 MONROC, INC.

		     CONSOLIDATED STATEMENTS OF EARNINGS
				 (Unaudited)

						Three Months Ended           Nine Months Ended
						   September 30,               September 30,
						 1996          1995          1996          1995
					   -------------   -----------   -----------   -----------

Sales                                        $22,245,881   $14,876,696   $50,866,298   $34,508,767

Costs and expenses
    Cost of sales                             19,563,374    12,091,087    44,900,857    28,140,270
    General and administrative expense         1,441,218     1,091,957     4,352,555     3,336,163
    Contribution to ESOP                         200,000       200,000       600,000       600,000
    Restructuring expense                      1,500,000           0       1,500,000           0
					    ------------     ---------     ---------    ----------
					      22,704,592    13,383,044    51,353,412    32,076,433
					    ------------     ---------     ---------    ----------
      Operating income (loss)                   (458,711)    1,493,652      (487,114)    2,432,334

Other income (expense)
    Gain (loss) on sale of property, plant,
      equipment and land                           2,335        53,050        47,913        47,913
    Interest income                                8,984         4,157        62,071        12,973
    Interest expense                            (209,453)     (350,960)     (549,064)   (1,047,505)
					    ------------     ---------     ---------    ----------
						(198,134)     (293,753)     (439,080)     (986,619)
					    ------------     ---------     ---------    ----------
      Earnings (loss) before income taxes       (656,845)    1,199,899      (926,194)    1,445,715
Income taxes                                         0             0             0             0
					    ------------     ---------     ---------    ----------
      NET EARNINGS (LOSS)                      ($656,845)    1,199,899     ($926,194)   $1,445,715
					    ============     =========     =========    ==========
Earnings (loss) per common share                  ($0.15)        $0.43        ($0.21)        $0.51
					    ============     =========     =========    ==========
Weighted average common shares                 4,467,000     2,817,000     4,467,000     2,817,000
    outstanding


       The accompanying notes are an integral part of these statements


				MONROC, INC.

		   CONSOLIDATED STATEMENTS OF CASH FLOWS
				(Unaudited)          Nine Months Ended
							September 30,
						     1996            1995
						------------    ------------
Increase (decrease) in cash and
  cash equivalents

Cash flows from operating activities
    Net earnings (loss)                            ($926,194)     $1,445,715
    Adjustments to reconcile net earnings
	(loss) to net cash provided by
	(used in) operating activities
      Depreciation and amortization of
	property, plant & equipment                1,805,538       1,799,659
      Restructuring expenses                       1,500,000             0
      Provision for contribution to ESOP
	and repayment of ESOP note receivable        600,000         600,000
      Amortization of other assets                    60,625          65,208
      Provision for discounts and doubtful
	accounts                                      85,472          40,431
      Depletion of aggregate deposits                 57,353          43,611
      Earnings on sale of property, plant,
	equipment and land                           (53,394)        (47,913)
      Changes in assets and liabilities
	Accounts receivable                       (7,349,692)     (3,893,148)
	Costs and estimated earnings in excess
	  of billings on uncompleted contracts      (343,713)        (14,446)
	Inventories                                 (415,631)       (248,084)
	Prepaid expenses                            (799,161)        (73,438)
	Land                                        (561,588)         (1,736)
	Other assets                                 (46,227)       (159,764)
	Trade accounts payable                     1,432,059       1,565,718
	Accrued liabilities                        1,061,042       1,037,362
	Billings in excess of costs and estimated
	  earnings on uncompleted contracts           (9,507)        159,194
	Deferred compensation                         55,832          67,928
						  ----------      ----------
	    Net cash provided by (used in)
	      operating activities                (3,847,186)      2,386,297

Cash flows from investing activities
    Additions to property, plant and equipment    (4,327,661)     (1,659,852)
    Proceeds from sale of property, plant,
      equipment, and land                            (10,139)        202,798
						  ----------      ----------
	    Net cash used in investing activities (4,337,800)     (1,457,054)




				(Continued)

	The accompanying notes are an integral part of these statements.

				MONROC, INC.

				(Unaudited)          Nine Months Ended
							September 30,
						     1996            1995
						------------    ------------
Cash flows from financing activities
    Net increase in notes payable                  4,821,050       1,258,297
    Principal payments on long-term
      obligations                                 (2,707,304)     (1,821,860)
    Issuance of long-term obligations              1,335,129         369,124
						------------    ------------
	    Net cash provided by financing
	      activities                           3,448,875       (194,439)
						------------    -----------
	    Net increase (decrease) in cash
	      and cash equivalents                (4,736,111)       734,804

Cash and cash equivalents at beginning
  of period                                        6,506,751        483,081
						------------    -----------
Cash and cash equivalents at end of period        $1,770,640     $1,217,885
						============    ===========

Supplemental disclosures of cash flow information
Cash paid during the period for
    Interest                                        $647,240       $681,283
    Income taxes                                      26,410          7,262


Noncash investing and financing activities
     The Company acquired equipment under capital lease obligations totaling $1,335,182 in the first nine months of 1996 and $244,160 in the first nine months of 1995.




	The accompanying notes are an integral part of these statements.

			   MONROC, INC

	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			   (Unaudited)


Note 1.  Basis of Presentation

     The accompanying unaudited financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclicality of the Company's businesses, the operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Note 2.  Stock Options

     As of October 31, 1996, the Company had granted stock options under the Company's 1994 Stock Option Plan to various officers, directors and employees of the Company covering the aggregate amount of 174,300 shares of Common Stock. On May 22, 1996, the shareholders approved the Company's 1996 Stock Option Plan which includes 300,000 shares of Common Stock. As of October 31, 1996, the Company had granted stock options under the 1996 Option Plan covering 200,000 shares of Common Stock.

Note 3.  Environmental Matters

     The Company is currently the owner of property located in Murray, Utah, formerly known as the ASARCO Smelter site, which contains mining slag previously deposited by ASARCO. The slag contains certain heavy metals including lead and arsenic which may have leached from the slag into the environment. This and adjoining properties previously owned by ASARCO have been proposed by the Environmental Protection Agency (EPA) for listing on the National Priorities List for cleanup of the slag and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. Although to date the Company has not been designated a Potentially Responsible Party by the EPA with respect to cleanup of any waste at this site, it has received a CERCLA 104(e) information request. The outcome of this matter is uncertain and it is not possible at this time to estimate the possible financial impact on the Company, if any.

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



Note 4.  Restructuring Plan

     Results of operations for the three months ended September 30, 1996, included charges of $1,500,000 (or $0.34 per share) for costs associated with restructuring the management and certain operations of the Company. Due to these changes, the Company incurred certain restructuring charges totaling $1.500,000 ($0.34 per share) during the third quarter of 1996. These one time restructuring charges included: (i) the write-off of certain facilities and equipment obsoleted by new operating strategies ($715,000); (ii) the closure of undersized and unprofitable operations in Utah and Wyoming ($351,000);.
(iii) the payout remaining on the Company's two-year employment agreement with its former President and Chief Executive Officer ($333,000); and (iv) costs associated with restructuring management ($101,000). See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

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

Restructuring Charges

     A change in control of the Company occurred in December 1995 as a result of certain transactions between the Company and an affiliate of Richard C. Blum & Associates in which the affiliate became the largest stockholder in the Company. Subsequent to these transactions, the Board of Directors of the Company appointed a new Chairman of the Board and a new President of the Company. Over the past several months, the Company's management has evaluated the Company's operations. As a result of this evaluation, the Company's management decided to restructure the operations so that the Company can be more responsive to the needs of the marketplace and improve operating efficiencies. Due to these changes, the Company incurred certain restructuring charges totaling $1.500,000 ($0.34 per share) during the third quarter of 1996. These one time restructuring charges included: (i) the write-off of certain facilities and equipment obsoleted by new operating strategies ($715,000); (ii) the closure of undersized and unprofitable operations in Utah and Wyoming ($351,000);. (iii) the payout remaining on the Company's two-year employment agreement with the its former President and
Chief Executive Officer ($333,000); and (iv) costs associated with
restructuring management ($101,000).   See Note 4 to the Company's
Consolidated Financial Statements.

Results of Operations - Nine Months Ended September 30

     Sales increased 47% from $34,508,767 for the nine month period ended September 30, 1995 ("1995 period") to $50,866,298 for the nine months ended September 30, 1996 ("1996 period"). Sales for the Prestress Division were 129% higher in the 1996 period compared to the 1995 period because of the higher volume related to production on the $20 million Snake River Correctional Facility contract in Ontario, Oregon. Ready mix concrete sales were up 18% due to increased volume. Sand and gravel sales were also 127% higher in the 1996 period versus the prior year. The sand and gravel plant and ready mix concrete plant at the Point of the Mountain in the Salt Lake Valley began operations in the third quarter contributing to the increase in sales.

     General and administrative costs were $4,352,555 in the 1996 period compared to $3,336,163 in the 1995 period. Part of this increase was due to an increase in staff to meet the demands of the Snake River Correctional Facility contract. Also included in general and administrative costs in the 1996 period were consulting fees to Building and Construction Capital Partners, L.P. ("BCCP") and other costs related to improvements underway within the Company, such as upgrading the Company's data processing and sales invoicing system.

     For the nine month period, operating income decreased from an income of $2,432,334 in the 1995 period to a loss of $487,114 in the 1996 period. The $1,500,000 restructuring plan (or $0.34 per share) described earlier resulted from a reassessment of the Company by new management. On average, ready mix prices have been 2% lower than last year due to a shift in the market to more commercial work and competitive pressure in some markets. The price decreases combined with direct labor and material price increases more than offset the effect of higher sales volumes. The Prestress Division has experienced significantly lower operating margins in the 1996 period because of lower profit margins (and labor inefficiencies) on the Snake River Correctional
Facility.   Also, sand and gravel profits were flat on the increased sales because of start-up costs at the new Point of the Mountain, Utah pit and a higher proportion of sales of lower margin products.

     Interest expense decreased to $549,064 in the 1996 period compared to $1,047,505 in the 1995 period due to the use of some of the proceeds from the private sale of common stock in December, 1995 to BCCP to a pay down of debt owed the CIT Group. Also, investment of some of the proceeds resulted in increased interest income. (See "Liquidity and Capital Resources" below)

     A net loss of $926,194 or 21 cents per share was incurred in the 1996 period compared to a net earnings of $1,445,715 or 51 cents a share in the comparable 1995 period due to the restructuring plan and operating problems discussed earlier. There were 1,650,000 more shares outstanding in the 1996 period versus the 1995 period.

Results of Operations - Three Months Ended September 30

     Sales increased 50% from $14,876,696 for the three month period ended September 30, 1995 ("1995 period") to $22,245,881 for the three months ended September 30, 1996 ("1996 period"). $5,111,000 of the increased sales were from revenues on the Company's Snake River Correctional Facility contract. Sand and gravel sales in Salt Lake City increased 167% due to the commencement of production at the Point of the Mountain pit.

     General and Administrative expenses increased from $1,091,957 for the 1995 period to $1,441,218 for the 1996 period due to the addition of support personnel in the Prestress Division for the Snake River Correctional Facility contract. In addition, general and administrative expenses were higher in 1996 due to the payment of the consulting fee to BCCP and other outside professional services.

     Operating income was $1,493,652 for the 1995 period compared to an operating loss of $458,711 for the 1996 period. The restructuring charge of $1,500,000 and the increase in General and Administrative costs account for most of the difference in operating profit between the two periods. However, operating margins were affected by lower margins on the Snake River Correctional Facility contract and lower ready mix concrete prices during the 1996 period compared to the 1995 period.

     Interest expense was $209,453 in the 1996 period compared to $350,960 in the 1995 period, due to the application of a portion of the net proceeds from the private placement of Common Stock in December, 1995, to a pay down of outstanding loans with the CIT Group and short term investment of the remaining balances (See "Liquidity and Capital Resources" below).

     The net loss for the 1996 period was $656,845 or 15 cents a share versus net earnings of $1,199,899 or 43 cents a share for the 1995 period due to the
restructuring plan charges and operating problems   discussed above.  There
were 1,650,000 more shares outstanding in the 1996 period compared to the 1995 period.

Liquidity and Capital Resources

     The Company has the use of a credit facility provided by the CIT Group that includes a line of credit for working capital and term loans. The Company's liabilities to the CIT Group are secured by liens on substantially all of the Company's real and personal property. In February 1996, the Company signed a new six year loan agreement with the CIT Group which increased the total credit available from $11,000,000 to $15,000,000 and reduced the interest rate from prime plus 2.5% to prime plus 0.75%.

     On December 28, 1995, $3,350,576 from the proceeds of the sale of Common Stock to BCCP I were used to pay down the CIT Group term notes to $4,000,000. Additional proceeds were used to reduce the notes to $2,000,000 in March, 1996. Total borrowings under the line of credit totaled $4,907,569 on September 30, 1996. Total availability under the line of credit was $8,092,431 as of that date.

     As of September 30, 1996, the Company had positive working capital of $5,486,478 compared to a positive working capital balance of $9,428,339 at December 31, 1995. $2,000,000 of cash was used to reduce the CIT notes in March, 1996. Cash used in operations was $3,847,186 for the 1996 period versus cash generated of $2,386,297 in the 1995 period. In addition to the decrease in profitability in the 1996 period, cash flow was affected by higher accounts receivable due to the increased revenues discussed above. Cash used in investing activities increased to $4,337,800 in the 1996 period from $1,457,054 in the 1995 period primarily due to increased capital spending for the installation of plants at the Point of the Mountain and the purchase of equipment to service the Snake River Correctional Facility contract discussed above. Also, cash provided from financing activities was $3,448,875 for the 1996 period compared to cash used in financing activities of $194,439 in the 1995 period due to the higher levels of financing related to the higher capital investment and higher working capital requirements. Cash generated from operations combined with available credit should be sufficient to meet the Company's operating needs for the remainder of the year.

     In 1996, the Company significantly upgraded its ready mix concrete delivery fleet through the acquisition of forty six new Mack front discharge ready mix trucks through operating leases totaling $6,471,824. In addition, the Company installed a sand and gravel facility and central ready mix batch plant at its Point of the Mountain, Utah site at a cost of over $2,000,000 to service customers in the south end of the Salt Lake Valley. The Company has also acquired several long haul tractors, flatbed trailers, front end loaders, hydro cranes and other equipment to upgrade its equipment efficiency and capability.

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

Part II.      Other Information


Item 6.  Exhibits and Reports on Form 8-K

	 (a)   Exhibit 11 - Calculation of Earnings (Loss) Per Share

	       Exhibit 27 - Financial Data Schedule


	 (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

			    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					      Monroc, Inc.
					     -------------------------
					      Registrant


Date:  11/14/96                                /s/ L. William Rands
     --------------------                     -------------------------
					      L. William Rands
					      Vice President and Chief
					      Financial and Accounting
					      Officer

			INDEX OF EXHIBITS



     Exhibit 11 -   Calculation of Earnings (Loss) Per Share

     Exhibit 27 -   Financial Data Schedule