Form 10-K
period 1996-12-31
MONROC INC
filed 1997-03-28
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended December 31, 1996

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from       to

                       Commission File Number  0-23880

                                  MONROC, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                          87-0436697
 (State of incorporation)              (I.R.S. Employer Identification Number)


                           P.O. Box 537, 1730 Beck Street
                            Salt Lake City, Utah 84110
                                  (801) 359-3701

         (Address of principal executive offices and telephone number)


        Securities registered pursuant to Section 12(b) of the Act:  None.

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 13, 1997, was $12,188,748 based upon the last sale price reported for such date on The NASDAQ National Market System.

The number of shares of the Registrant's Common Stock outstanding as of March 14, 1997 was 4,467,000.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the 1997 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                    PART I


     ITEM 1.  BUSINESS

     The Company
          Monroc, Inc., a Delaware corporation (the
     "Company"), was incorporated in 1986 and is the successor to a Utah corporation which was incorporated in 1920. The Company was organized in 1986 to purchase the assets of its predecessor corporation through a leveraged Employee Stock Ownership Plan.

          The Company produces and sells to the construction industry, ready-mix concrete, prestressed and precast concrete building components, sand and gravel products, and accessories for the concrete trade. The Company owns 18 plants in Utah, Idaho and Wyoming. Its products are sold in Utah, Idaho, Wyoming and adjoining states, including Colorado, Nevada, Arizona, Montana and New Mexico and, to a lesser extent, Washington, Oregon and California.

          As discussed below under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", a change in control of the Company occurred at the end of 1995. During 1996, the Company's business and operations were restructured in several significant respects. The Company intends to continue to evaluate its businesses for improvements and plans to consider possible acquisitions and divestitures with a view to maximizing shareholder value.

     The Company's Products
          The Company's products fall into three principal categories: (i) ready-mix concrete, (ii) prestressed and precast concrete products and (iii) sand and gravel aggregates. The Company's three principal products are described below.

     Ready-Mix Concrete

          Ready-mix concrete is produced by combining rock, sand, cement and water with certain chemical additives in a "batch plant." This mixture is put into a mixer truck where it is mixed thoroughly and delivered to a construction site. Concrete is one of the most basic building materials and is used to some degree in almost all construction projects, including new roads and bridge construction, commercial and industrial projects, residential construction and agricultural construction (such as grain and potato storage enclosures and dairy farms).

     Prestressed and Precast Concrete Products

          Prestressed and precast concrete products are used primarily as parts of buildings or highway structures.
     These products may be used architecturally, such as in a decorative wall of a building, or structurally. Structural uses include building walls, frames, floors, roofs or highway bridge beams.
     Prestressed concrete products are manufactured by stressing or stretching steel cables, incasing them in concrete, and then releasing the cable after the concrete has hardened. The contraction of the cable compresses the concrete, adding to its strength. The manufacturing process for prestressed concrete products varies depending upon the intended use for the final product. Developing the required strength to support traffic, as in a bridge beam for instance, requires careful engineering and the determination of the proper number of strands of steel, their placement, and the degree of stress or pull to which they are to be subjected.

          Precast products are manufactured by a process similar to the manufacturing process for prestressed concrete products. Precast concrete products, however, do not contain steel cables that have been stretched to strengthen the concrete. Precast products may or may not contain steel bars for reinforcement. Precast products include architectural walls and floor panels.

          Due to the comparatively higher cost of the labor and materials used in fabricating precast and prestressed products, freight cost is a relatively less significant factor in the overall cost of these products than it is for ready-mix concrete. Therefore, prestressed and precast concrete products can often be shipped over longer distances and sold at prices that remain competitive with those of other manufacturers. The Company has sold its prestressed and precast concrete throughout much of the western United States. One area of growth activity which makes extensive use of prestressed and precast concrete products is prison construction.


     Sand and Gravel Aggregates

          Sand and gravel aggregates are produced by crushing and screening material that is either dug from a bank or quarried from a solid deposit by blasting or bulldozing. The material is sized and in some cases washed to remove dirt and other fine materials so it will bond better with cement in concrete. Sand and gravel aggregates are used to produce concrete and asphalt and also as a base or foundation material under roads and highways, airport runways, concrete slabs or floors, or other structures. Transportation is a significant factor in the cost of sand and gravel aggregates. Accordingly, the market area for sand and gravel aggregates is usually limited. The Company also uses its aggregates as raw materials in its own concrete operations.

          The following table compares the percentage of the Company's total sales which were represented by the Company's three product areas over the last three years:

                         Percentage of Sales

              Product Category                          1996  1995  1994

          Ready-Mix Concrete . . . . . . . . . . . . .   51%   66%   62%
          Precast/Prestressed  . . . . . . . . . . . .   43%   25%   24%
          Sand and Gravel Aggregates . . . . . . . . .    8%    9%   14%


     The Industry and Market

     The Company's Market
          The Company's products are used in substantially all types of construction, including housing, buildings, roads and highways, bridges and airport runways. The
     Company's products are used in local, state and federal building projects, as well as private construction projects.

          The Company generally sells its products to contractors. On certain projects, the Company may also act as a subcontractor and erect or install its precast or prestressed concrete products. Most of the Company's sales are made pursuant to bid proposals submitted to one or more contractors. Concrete products are typically purchased from the supplier submitting the lowest bid; however, projects are occasionally awarded based upon quality. A small percentage of the Company's sales contracts are obtained by negotiation with owners and architects.

     The Regional Construction Industry

          The Company's business is heavily dependent upon the construction industry and is directly affected by the level of construction activity in the geographic areas in which it operates. The level of construction activity is cyclical and the Company's business varies accordingly. The demand for construction varies depending upon a number of factors, including, weather conditions, the availability of construction financing at favorable interest rates, overall fluctuations in regional economies, past overbuilding, labor relations in the construction industry and the levels of material and energy supplies. In addition, local, state and federal building projects are dependent upon budgets and, in many cases, voter approved bonds.


     Future Land Development
          When the Company's predecessors acquired and opened the Company's current large sand and gravel aggregate quarries near Salt Lake City and Boise, the quarries were located beyond these cities' outskirts. The growth of these two cities in the intervening years has now placed these land holdings well within their respective metropolitan areas. This has a significant immediate term advantage for the Company, since it places the Company's operations close to important areas of new construction activity.

          In addition, being located in growing urban areas offers the Company the possibility of eventually converting these land holdings to residential, recreational or commercial use. The Company believes it is conducting its operations on these properties in a way that will optimize their development value. The Company has closed its aggregate operation on the Kearns land which is comprised of
     158.1 acres in the west central part of the Salt Lake Valley and has submitted an application to have the zoning changed to residential. Plans to sell the property are being pursued. The Company is also contemplating the development of its properties in Boise, Idaho (265 acres) as the reserves there are depleted over the next several years or the quarrying operation is relocated. See Item 2 "Properties."

          Past independent appraisals of the Company's real property have indicated that the fair market value of the Company's real property may be significantly greater than the historical cost shown on the Company's balance sheet at December 31, 1996; however, the ability of the Company to develop successfully its real property is dependent on such factors as financing, obtaining necessary zoning and other governmental approvals, and real estate market conditions at the time.

     Competition
          The Company's products are relatively generic and, accordingly, in many of its markets, the Company has several competitors. In particular, equipment for producing ready-mix concrete can be leased from several sources, facilitating the entrance of new competitors. In Idaho and Wyoming, the Company faces competition primarily from locally owned and operated companies. In Utah, the Company faces competition not only from locally owned and operated companies but also from larger regional, national and international companies operating in Utah, some of which may have substantially greater financial and other resources than the Company.

          The Company faces competition from a number of companies in the precast and prestress concrete market. Since precast and prestress products can be shipped over greater distances, the Company competes with producers of precast and prestress products in large metropolitan areas in western states.

          In addition to competitive pricing, the Company's principal methods of meeting competition are through consistency of product quality and customer support and service.


     Seasonality and Cyclicality

     Seasonality

          Due to its location in the Rocky Mountains, the Company's business is impacted by adverse weather conditions in the winter. Historically, construction activity decreases significantly in December, January, February and March because of snow and cold weather. The Company generally experiences losses during these months.

     Cyclicality

          The construction industry is highly cyclical and is strongly affected by changes in economic growth and conditions and changes in interest rates. In the past, the Company's revenues and backlog have varied significantly because of changes in economic conditions on either the national or regional level.

     Raw Materials and Suppliers

          The Company obtains the bulk of its raw materials (other than aggregates, substantially all of which are produced internally) and supplies from several sources. The raw materials used by the Company are widely available and the Company is not dependent upon any one supplier. The Company's management believes that for the foreseeable future the Company will have reserves of sand and gravel aggregates sufficient for its operations. See Item 2. "Properties."


     Regulation
          The Company's operations are subject to numerous federal, state and local laws and regulations. The plants and quarries are subject to regulations and safety standards established by the Mine Safety and Health Act and the Occupation Safety and Health Act, and the federal agencies which oversee compliance with such acts, as well as the safety codes of state and local governments.

          The Company's management believes that the Company has all approvals and permits from local governing bodies which are required for the mining of sand and gravel aggregates and the conduct of the Company's other businesses. State and local authorities, however, may adopt new laws and regulations relating to land use which may, in some instances, reduce or restrict uses of the Company's properties.

          Because the Company sometimes acts as a
     subcontractor in erecting its prestressed and precast concrete products, it must maintain contractor's licenses in the states in which it sells these products. It presently has current contractor's licenses in all states in which it does business.

          The Company's plants are also subject to governmental regulations concerning environmental pollution. The Company believes that it is substantially in compliance with all applicable regulations. The cost of maintaining such compliance is not considered to be material. During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by government agencies which regulate environmental quality. The Company attempts to minimize the generation of such waste as much as possible, and to recycle such wastes. Remaining wastes are disposed of in permitted off-site disposal sites.

          The Company is currently the owner of 9.9 acres of land located in Murray, Utah which contains mining slag previously deposited by ASARCO, the former owner. The slag contains certain heavy metals, including lead and arsenic, which may have leached from the slag into the environment. This and adjoining properties formerly owned by ASARCO have been proposed by the Environmental Protection Agency (the "EPA") for listing on the National Priorities List for cleanup of the lead slag and potential groundwater contamination from arsenic laden soils. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. The Company has not been named as a Potentially Responsible Party by the EPA with respect to cleanup of any waste at the site; however, the Company was requested to respond to a CERCLA Section 104(e)information request, and has been included in the study group discussed below. The outcome of this matter is uncertain.

          The Company has been participating in a study group with the EPA, the former owner, Murray City and the other current landowners to develop a plan that would result in the remediation of the problems described above. An agreement in principal has been reached among all parties, and upon execution of a formal understanding, the EPA will begin the process of preparing a consent agreement in 1997. Cleanup will take several years to accomplish and involves a combination of offsite disposal, redevelopment of the area including new road construction and on site treatment. The Company believes that development of the land for commercial purposes will be possible at the end of the process. The remediation plan calls for the dedication of a certain amount of the Company's property for the extension of a roadway in Murray City. Until approval of a consent agreement, it is difficult to estimate the possible financial impact to the Company, if any.

          Prior to learning of the potential presence of lead in the slag from this site, the Company sold a portion of this slag principally for use as road base and railroad fill. The Company may be liable for cleanup costs if it is determined that the lead from such slag poses an environmental hazard to drinking water. The Company has not received any notice of government or private action relating to this matter. The potential cost to the Company from such actions, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

     Backlog
          A significant portion of the Company's business, particularly for prestressed and precast concrete, is based on orders for delivery at times which may be many months after the order date. Therefore, the Company generally has a significant amount of outstanding work orders. The Company's outstanding backlog for prestressed and precast concrete products as of December 31, 1996 and 1995 were approximately $12,085,000 and $25,786,000, respectively.
     The outstanding backlog represents work that is scheduled to be produced in 1997. The Snake River Correctional Facility which the Company has been constructing since late 1995 will be completed by mid- 1997. Work performed on this project during 1996 resulted in the significant decrease in backlog.

     Employees
          As of December 31, 1996, the Company had 555 employees, of which 81 were in administrative or clerical areas and 474 were in production. Approximately 407 of the production employees are represented by various unions. Contracts covering a total of 228 employees at two plants will expire in 1997 and the Company will be in negotiations with the applicable unions regarding these contracts. The Company believes its relations with its employees and their unions are satisfactory. The Company also conducts an active worker safety program.


     ITEM 2.  PROPERTIES
     General

          The Company operates 18 facilities in Utah, Idaho
     and Wyoming.   All of the Company's existing personal
     property and real property are used as collateral to secure certain Company borrowings. See Item 7 "Management's discussion and Analysis--Liquidity and Capital Resources." Preventive maintenance programs and policies are maintained for maximum utilization of equipment and facilities.

          The Company operates a fleet of approximately 160 transit mixing trucks to deliver ready-mixed concrete to its customers. It also operates a fleet of tractors and trailers for hauling prestress/precast products and cement, and dump trucks to deliver sand and gravel. Some of the products sold by the Company are shipped on temporarily leased vehicles, vehicles operated by contract truckers or customer's vehicles loaded at the Company's plants. The Company's facilities are further described below.

     Utah Operations

     Salt Lake City, Utah

          The Company currently operates two ready-mix batch plants in the Salt Lake Valley including a new central mix plant opened in mid-1996 on its property located at the southern end of the Salt Lake Valley (the "Point of the Mountain Site"). The Company's other ready-mix plant in the Salt Lake area is located in Northern Salt Lake City on Beck Street where the Company's headquarters is also located. A small satellite ready-mix batch plant located on the Company's property in Kearns, Utah, was closed in late 1996 because the Kearns property is in the process of being rezoned in order to sell the property. Presently, the Company operates a fleet of 25 ready-mix trucks in the Salt Lake Valley. The largest of the Company's prestress/precast plants is also located on the Beck Street property.

          The Company also has three sand and gravel pits in the Salt Lake Valley. It owns two sand and gravel pits located at its Beck Street, and Point of the Mountain properties. The pit located at the Company's Beck Street property totals approximately 256 acres and has reserves of approximately 25,000,000 tons which are used primarily to produce road base type products. The Point of the Mountain pit (approximately 150 acres) has reserves estimated to be in excess of 40,000,000 tons. Aggregates for the Company's ready mix operations are presently produced at this pit. Accordingly, the Company believes the Point of the Mountain site, together with the Beck Street site, should provide adequate resources for the Company's Salt Lake operations for several decades.

          The Kearns pit was closed at the end of 1996. To replace that operation, the Company has leased 94 acres of property containing approximately 5,000,000 tons of aggregate reserves on the west side of the Salt Lake Valley and will produce road base products there in 1997.

          The Company's management believes its reserves are adequate for the foreseeable future. As zoning and environmental permits become more difficult to obtain for new aggregate pits, this should provide the Company with an increasing competitive advantage. Transportation costs are a substantial factor in the overall cost of sand and gravel and, with the three pits spread over the Salt Lake City metropolitan area, the Company anticipates an improved competitive advantage.

     Park City, Utah

          The Company has a ready-mix plant located in Park
     City, Utah, a resort community which is approximately 40 miles from Salt lake City. The Park City area contains several ski resorts and is scheduled to host several Olympic events in connection with the 2002 Winter Olympics. The Park City area is experiencing significant population growth and the Company's management believes the Park City area will continue to grow. The Company operates 14 ready-mix trucks in connection with its Park City and Heber City operations. Sand and gravel is trucked from sources in the Salt Lake Valley to produce the concrete at these sites.

     Heber City, Utah

          In 1994, the Company constructed a ready-mix plant
     in Heber City, Utah, which is 18 miles from Park City. Because of the high cost of housing in Park City, Heber is often selected as a place of residence by persons who are
     employed by the Park City resorts.   Aggregates are
     presently trucked from the Salt Lake Valley.

     Boise Operations

     Boise, Idaho.

          The Company has both ready-mix and
     prestress/precast operations in Boise, Idaho. The Company installed a new central mix batch plant during 1994 which enhances the Company's ability to deliver ready-mix concrete in the Boise area. The Company is the largest ready-mix concrete supplier in Boise and operates a fleet of 33 ready-mix trucks at this location.

          Products from the prestress/precast operations in Boise are sold throughout southern Idaho and into the neighboring states of Nevada, Oregon, and Washington. The Company also operates a sand and gravel pit with estimated reserves of approximately 4,000,000 tons. The Company's Boise facilities are located on a 265 acre site located adjacent to the Boise River. The Boise area is currently experiencing significant development.

          The Company has entered into an agreement to purchase 213 acres containing aggregate reserves of approximately 10 million tons in Middleton, Idaho, which is about fifteen miles west of its current Boise operations. The purchase price is approximately $2,130,000 of which approximately 1,600,000 is payable over 10 years between 1997 and 2007. Residential and commercial development in the area is moving west towards this site. With these aggregate reserves, the Company believes it is well positioned to take advantage of future construction activity in the Boise area. Subject to certain conditions, the Company expects the transaction to close in late 1997.

     Magic Valley Operations

          The Company operates several ready-mix batch plants in the south central part of Idaho in an area known as Magic Valley. These plants are located at Twin Falls, Ketchum, Bellevue, Wendell and Burley, Idaho. 25 ready-mix trucks are maintained to service the Twin Falls, Ketchum, Wendell and Burley markets.

     Twin Falls, Idaho

          The Company operates a ready-mix batch plant and a sand and gravel facility in Twin Falls, Idaho. The sand and gravel used in the Company's operations at this location are obtained from a pit north of Twin Falls that is leased by the Company. So long as the Company continues to extract sand and gravel from the pit, the terms of the lease permit the Company to use the pit until all sand and gravel resources have been depleted. The Company believes the Twin Falls pit has adequate reserves for the foreseeable future.

     Ketchum/Bellevue, Idaho

          The Company has a ready-mix plant in each of Ketchum and Bellevue, Idaho. Both of these plants primarily service the Sun Valley resort area. The Company supplies a majority of the concrete used in this area. Concrete aggregates for the Company's operations at this location are purchased from a local sand and gravel supplier.

     Wendell, Idaho

          The Company maintains a ready-mix batch plant in this farming community which serves as a satellite for the Twin Falls operation. Aggregates for the concrete produced at this location are trucked from Twin Falls.

     Burley, Idaho

          The Company has a small ready-mix batch plant in this community which is about 50 miles east of Twin Falls.
     Concrete aggregates are purchased from a local sand and gravel supplier.

     Eastern Idaho Operations

          The Company has plants in Idaho Falls, Pocatello,
     Blackfoot and St. Anthony, Idaho. The Company operates 25 ready-mix trucks to service the Eastern Idaho area.

     Idaho Falls, Idaho

          Idaho Falls is one of the largest cities in eastern Idaho. In addition to a ready-mix plant, the Company has a prestress plant as well as a sand and gravel pit located on a 242 acre site in Idaho Falls. The sand and gravel pit has an estimated 3,000,000 tons of reserves.

     Pocatello and Blackfoot, Idaho

          The Company maintains ready-mix concrete operations in each of these towns that are supplied from Company owned sand and gravel pits located in Pocatello and Blackfoot. The Blackfoot operation is located on 107 acres of land and the Pocatello pit is approximately 239 acres. The Company's management believes both pits have adequate sand and gravel reserves for the foreseeable future.

     St. Anthony, Idaho

          The Company has a ready-mix batch plant located in this community which is approximately 60 miles northeast of Idaho Falls. It serves as a satellite to the Idaho Falls plant.

     Wyoming Operations

          The Company has ready-mix plants in Cody, Powell,
     Greybull and Worland, Wyoming.  In addition, the Company
     provides construction services, such as ditch lining, road grading and excavation, through its Wyoming facilities.  26 ready-mix trucks are operated among the Cody, Powell, Greybull and Worland ready-mix plants. As part of the restructuring of the Company's operations, certain sand and gravel facilities were closed and written off in 1996. See item
     7 - (Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company will be processing aggregates for use in these areas with portable plants.

     Cody, Wyoming

          Through its Cody plant, the Company sells ready-mix concrete and sand and gravel and also provides road grading, excavation and construction services in the area. Cody is primarily an agricultural area but tourism is a significant industry with the east entrance of Yellowstone National Park only 50 miles west of town. The Company has one competitor in the Cody area.

          The Sand and gravel used in the Company's Cody operations is presently mined from a pit owned by the State of Wyoming or from a 20 acre gravel pit owned by the Company. The Company pays a royalty to the state based on the number of tons extracted. The Company's agreement with the State of Wyoming expires in 1998.

     Powell, Wyoming

          The Company's Powell ready-mix batch plant is located about 30 miles northeast of Cody. The Company has no competitors in the Powell area and supplies all the ready-mix concrete and sand and gravel in the area. Sand and gravel aggregates are trucked from the pits used in connection with the Company's Cody operations.

     Greybull, Wyoming

          Greybull is a small agricultural town 54 miles east of Cody. The Company is the only source of concrete and sand and gravel in the community. The Company owns a 20 acre pit north of town and also obtains sand and gravel from excavation work in the area.

     Worland, Wyoming

          Worland lies 38 miles south of Greybull.  The
     Company is the sole provider of concrete and sand and gravel in the area. Sand and gravel used in the Worland operations is mined from a local pit pursuant to an agreement with the Bureau of Land Management. This agreement expires in 2000 and is currently subject to a 55,000 ton limit.

     ITEM 3.  LEGAL PROCEEDINGS

          The Company is engaged in routine legal
     proceedings  arising in the normal course of its business.
     In the opinion of management, the ultimate outcome of such proceedings will not have a material adverse effect on the Company's operations or financial condition.

     ITEM 4.  SUBMISSION OF MATTERS TO a VOTE OF SECURITY HOLDERS

              None

     ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                               Office
                                  Position With the             held
     Name               Age           Company                  Since
     ---------        -------     -----------------------     --------

     Ronald D. Davis     52       President and Chief           1996
                                  Executive Officer

     L. William Rands    52       Vice President,               1985
                                  Treasurer and Secretary

          The recent business experience of the Company's executive officers is summarized as follows:

       Ronald D. Davis

          Ronald D Davis has served as President and Chief Executive Officer of the Company since July of 1996. From 1985 to 1996, he was Vice President and General Manager of CalMat Company's Central and Northern California operations. Prior to that, he was President of Bakersfield Ready Mix.

       L. William Rands

          L. William Rands has served as Chief Financial Officer, Vice President - Finance and Treasurer since joining the Company in 1985. He was elected Secretary in 1992. Prior thereto he held financial positions with several corporations.

     Employment Contracts

          On June 2, 1996, the Company entered into an
     Employment Agreement with Ronald D. Davis pursuant to which Mr. Davis is to be employed as President and Chief Executive Officer of the Company until June 2, 1999. Mr. Davis' Employment Agreement provides that he is to receive a base salary of $150,000 per annum, which may be increased at the discretion of the Board of Directors, and an annual incentive bonus in such amount as may be determined by the Board of Directors. Pursuant to his Employment Agreement, in 1996 the Company paid Mr. Davis a signing bonus of $50,000, and reimbursed him for his moving and temporary housing expenses. The Company also granted Mr. Davis options under the Company's 1996 Stock Option Plan to purchase 200,000 shares of Common Stock at prices ranging from $5.00 to $8.75 per share. The options vest over a period of four years ending July 1, 2000.

          In July 1995, the Company entered into an employment agreement with L. William Rands, Vice President - Finance, Secretary and Treasurer, pursuant to which Mr. Rands is to be employed as an executive officer of the Company until July 31, 1998. This agreement provided for annual compensation, as determined by the Board of Directors, in an amount at least equal to the amount received at the date of the agreement.

          On May 22, 1996, Robert A. Parry resigned as
     Chairman, President and Chief Executive Officer of the Company. Pursuant to an Employment Agreement between the Company and Mr. Parry, Mr. Parry Will receive $150,000 per annum until July, 1998, and deferred compensation payments through the year 2015. See Note K(1) to the Company's Consolidated Financial Statements

                           PART II

     ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the NASDAQ
     National Market System under the symbol "MROC".

          The following table sets forth the high and low closing bid quotations for the Company's Common Stock as reported by the NASDAQ National Market System for each quarter during the last two fiscal years. These quotations represent bid prices between dealers, do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

     1996:
     First Quarter                           $ 5 5/8         $ 4 1/8
     Second Quarter                            5 3/8           4 1/2
     Third Quarter                             6 1/4           4 5/8
     Fourth Quarter                            6 3/8           4 1/2

     1995:
     First Quarter                           $ 4 1/8         $ 3 1/8
     Second Quarter                            5 3/4           3 5/16
     Third Quarter                             5 3/8           3 3/8
     Fourth Quarter                            5 3/8           4 3/8

          The Company has approximately 650 stockholders including employees of the Company participating in the ESOP.

          The Company has never paid a cash dividend on its Common Stock and does not contemplate paying cash dividends on its Common Stock in the foreseeable future.

     ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

          The selected historical financial data presented below has been derived from the Company's audited consolidated financial statements. The selected historical financial +data should be read in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                    1996         1995        1994          1993         1992
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:

Revenues                        $70,401,396  $48,302,248  $41,156,276  $34,547,464  $33,237,045
ESOP Contribution                   800,000      800,000      800,000      937,816    1,125,001
Operating Profit (Loss)            (884,993)   2,511,755    1,160,462      937,318      393,612
Net Earnings (Loss)              (1,367,679)   1,355,651      283,582      763,872     (441,012)
Net Earnings (Loss)
  Per Share                           (0.31)        0.48         0.11         0.34        (0.19)
Weighted Average
  Common Shares                   4,467,000    2,835,063    2,611,521    2,235,738    2,290,282

CONSOLIDATED BALANCE SHEET DATA:

Total Assets                    $40,638,252  $35,607,756  $26,578,145  $20,008,378  $19,902,612
Long-Term Obligations*            5,161,743    6,591,329    9,030,569    6,771,793    7,137,106
Stockholders' Equity             18,670,583   19,238,262    8,306,366    4,922,549    3,388,999

*  Net of current maturities

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the Financial Statements and related Notes included elsewhere in this report.

     Results of Operations

     Years Ended December 31, 1996 and 1995

            Sales for the year ended December 31, 1996 ("1996 Period") totaled $70,401,396, which represented a 46% increase from $48,302,248 in revenues for the year ended December 31, 1995 ("1995 Period"). Most of the increase in revenues came from the Company's prestress/precast operations, an increase of $18,187,000 or 149% during the 1996 Period compared to the 1995 Period. Production on the Snake River Correctional Facility, a $21.6 million contract, was the primary reason for the revenue increase. This project will be completed in mid-1997. Most of the Company's ready-mix operations showed improved sales volume in 1996 over the previous year.

            Operating Loss was $884,993 for the 1996 Period compared to an operating profit of $2,511,755 for the 1995 Period. The Company reported a $1,500,000 restructuring charge in the third quarter of the 1996 Period (see discussion below). Startup costs at the new ready mix and aggregate plants at the Company's Point of the Mountain site affected the profits for the Salt Lake ready mix and sand and gravel divisions, respectively. In addition, lower average sales prices in Boise and Salt Lake (due to a higher percentage of commercial work) and in Wyoming resulted in lower profitability. General and administrative expense increased to $5,941,017 in the 1996 Period compared to $4,783,696 in the 1995 Period. Corporate expenses increased among other reasons, because of a $200,000 consulting fee paid to Builders and Construction Capital Partners, L.P.("BCCP"), a California Limited Partnership, as part of the 1995 Stock Purchase Agreement described below. Also, the change in ownership, change in senior management described below (See "Restructuring Charge") and other management changes resulted in higher general and administrative costs both at the corporate level and in the operating units.

            The net loss for the 1996 Period was $1,367,679 or a loss of 31 cents per share compared to net earnings of $1,355,651 or earnings of 48 cents per share for the 1995 Period. The decrease in net earnings resulted from the restructuring charge as well as the lower profitability discussed above. Net interest expense was $810,122 for the 1996 Period, $575,312 lower than the 1995 Period. A lower interest rate on the Company's borrowings from the CIT Group (See "Liquidity and Capital Resources" below) coupled with lower average borrowing levels after the private stock placement to BCCP on December 28, 1995 resulted in a significant savings in interest expense.

            Contributions to the ESOP of in 1996 and in 1995 were non-cash contributions and did not decrease the level of stockholder's equity. These contributions are charged against income and are deductible for federal and state tax purposes.

     Years ended December 31, 1995 and 1994

            Sales increased by 17% to $48,302,248 in the year ended December 31, 1995 from $41,156,276 in the year ended
     December 31, 1994 ("1994 Period"). Operating profit increased to $2,511,755 in the 1995 Period from $1,160,462 in the 1994 Period due to higher sales volume and higher margins on prestress/precast contracts. Net earnings increased to $1,355,651 or 48 cents a share in the 1995
     Period compared to $283,582 or 11 cents a share in the 1994 Period. The higher earnings in the 1995 period were principally due to higher operating profit.

            Non-cash contributions to the ESOP expensed by the Company in 1995 and 1994 were $800,000 for each year, respectively.

     Restructuring Charge

            As a result of certain transactions between the Company and BCCP, a change in ownership and control occurred at the end of 1995. Subsequent to these transactions, the Board of Directors of the Company appointed a new Chairman of the Board and a new President. During the third quarter of 1996, the Company's management restructured the Company's operations to be more responsive to the needs of the marketplace and improve operating efficiencies. As a result, the Company recorded a restructuring charge of $1,500,000 for costs associated with the restructuring in the third quarter. The one time restructuring charges included: (i) the write-off of certain facilities and equipment obsoleted by new operating strategies for those businesses ($715,000); (ii) the closure of undersized and unprofitable operations in Utah and Wyoming ($351,000);
     (iii) an accrual of the remaining two-years of the employment agreement with the Company's former President and

     Chief Executive Officer ($333,000); and (iv) costs associated with restructuring management ($101,000).

     Liquidity and Capital Resources

            On December 28, 1995, the Company closed the transactions contemplated by the Stock Purchase Agreement, between the Company and BCCP whereby the Company sold 1,650,000 shares of Common Stock to BCCP at a price of $5.50 per share or an aggregate of $9,075,000. The Company also issued to BCCP a Warrant to purchase up to 1,500,000 additional shares of Common Stock at a price of $6.25 per share, exercisable through December 28, 2000. The Company used $5,350,576 of the net proceeds of $8,776,245 which it received from this issuance to pay down outstanding balances on the Company's loans from the CIT Group. The remainder was absorbed in working capital to finance the receivables and inventory associated with the Snake River Correctional Facility project.

            The Company has met its need for liquidity principally through the use of a line of credit provided by the CIT Group. In February 1996, the Company signed a new six year loan agreement with the CIT Group which increased the total credit available from $11,000,000 to $15,000,000 and reduced the interest rate thereunder from 2.5% above prime to 0.75% above prime. The agreement provides for both revolving loans and term loans. The Company's agreement with the CIT Group requires the Company to pay a monthly fee on the unused portion of the line of credit at the rate of .5% per annum and to maintain a minimum borrowing of $4 million from February 27, 1997 through February 26, 1998.

            As of December 31, 1996, borrowings under the line of credit in the form of revolving loans totaled $5,354,688 compared to $86,519 at December 31, 1995. A portion of the proceeds from the sale of Common Stock to BCCP were used to pay down the line of credit at the end of 1995. During 1996, the working capital requirements of the Snake River Correctional Facility contract resulted in a significant increase in the Company's short-term borrrowings under the line of credit. The Company also has an outstanding term note with the CIT Group which bears interest at a rate of 0.75% above prime. The outstanding balance on this note was $2,000,000 on December 31, 1996, as compared to $4,000,000 on December 31, 1995. A portion of the proceeds from the sale of Common Stock to BCCP were used to pay down the outstanding balance on the note to $4,000,000 and then subsequently to $2,000,000. At December 31, 1996, the

     Company had a maximum credit availability under the CIT credit facility of $7,645,312.

            With its expanded credit arrangement with the CIT Group which is at a lower interest rate, the Company believes that it has adequate working capital to meet its cash needs in 1997 and that it is well positioned to take advantage of investment opportunities that may be presented to the Company in the near future.

            In addition to the borrowings which it owed to the CIT Group, as of December 31, 1996, the Company had notes outstanding to the previous owners of the Wyoming operations in the amount of $598,142, as compared to an outstanding balance of $770,866 as of December 31, 1995. The notes bear interest at the rate of prime plus 2%. The Company has pledged the fixed property and inventory of its Wyoming operations as collateral for these notes.

            The Company also had outstanding notes to Colonial Commercial Corp. and an investor group headed by Odyssey Partners, L.P. with an aggregate balance of $837,500 as of December 31, 1996 and $1,107,500 as of December 31, 1995.
     The notes bear interest at the prime rate. Principal payments are due each year in eight monthly installments of $30,000. No principal payments are required for the months of January, February, March and September. These notes are subordinated to the notes held by the CIT Group.

            For the year ended December 31, 1996, cash used by operating activities was $2,689,171 compared to net cash provided by operating activities $3,511,500 in the year ended December 31, 1995. The decrease in cash generated in 1996 was due to lower profitability (a $1,367,679 net loss in 1996 as compared to net earnings of $1,355,651 in 1995) and a reduction of working capital of $4,627,516 from 1995 to 1996. General and administrative expenses increased $1,157,321 largely due to costs associated with the restructuring of the Company and the change in ownership. Working capital needs should be reduced with the completion of the Snake River Correctional Facility job.

            The liquidity of the Company has increased substantially in the last two years due the sale of Common Stock in December 1995 pursuant to the Stock Purchase Agreement (net proceeds of $8,776,245). As a result of a stronger capital position, the Company has also been able to increase its ability to borrow on more favorable terms. The increased liquidity and capital resources will enable the Company to pursue both internal and outside investment opportunities that arise.

            Through operating leases, the Company leased 46 new Mack front discharge mixer trucks in the second quarter of 1996. These trucks, combined with thirty seven new trucks acquired in 1994 and 1995, have significantly upgraded the quality of its ready-mix delivery fleet. In addition, the Company spent $2,300,000 in 1996 to open a new sand and gravel plant and a central ready-mix batch plant at its Point of the Mountain site in 1996. These plants are strategically located for upcoming housing and commercial growth in the Salt Lake Valley over the next several years.

     ESOP Accounting

            The original borrowings that the Company's Employee Stock Ownership Plan ("ESOP") used to acquire the Company's Common Stock were loaned to the ESOP by the Company, which in turn borrowed these funds from two banks. Contributions to the ESOP are non-cash expenses for the Company for purposes of its financial and tax accounting. Although the original borrowings with which the ESOP was financed have now been retired, an ESOP liability to the Company remains outstanding. The ESOP repays this liability to the Company with contributions the ESOP receives from the Company. The Company intends to continue to make contributions to the ESOP as determined by the Company's management in amounts which are deductible for tax purposes in order to permit the ESOP to repay its liability to the Company. Subject to various regulations and conditions, the Company is generally allowed to deduct ESOP and pension plan contributions in an amount equal to 25% of its qualified payroll. While the contributions to the ESOP are repaid to the Company by the ESOP, resulting in no net cash outflow, and are a deductible expense for tax purposes, these amounts directly reduce the Company's reported earnings. As of December 31, 1996, the outstanding balance of the ESOP's note to the Company was $2,524,046.

            In addition to its effect on the Company's income statements, ESOP accounting also impacts the Company's balance sheets. Amounts received by the Company representing principal payments on the loan to the ESOP are recorded as reductions of the ESOP note receivable. Additionally, since the loan to the ESOP is carried on the Company's balance sheet as a reduction of stockholders' equity rather than as an asset, repayments of principal on the loan to the ESOP result in increases in stockholders' equity, which offset the reductions in equity caused by the non-cash contributions charged against earnings. Consequently, the ESOP contributions since the acquisition of the stock have had no effect on total stockholders' equity and will have no effect on total stockholders' equity as long as contributions are used to reduce the note receivable from the ESOP.


     Inflation

            Inflation in the U.S. economy has been relatively moderate during the last few years. Price increases for labor and materials have kept pace with inflation but the Company has generally been successful in passing cost increases on to customers. In 1996, although price increases were introduced, more of the ready mix concrete volume was commercial at lower prices resulting in lower profitability. The Company continues to pursue work at higher prices to cover ongoing cost increases and improve operating margins.


     Seasonality

            Because of the location of its operations in the Intermountain West, the Company experiences significantly lower sales during the winter months due to adverse weather conditions. The Company usually experiences losses during these months because of the lower sales volume.


     ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
              SUPPLEMENTARY DATA

            Consolidated financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

                            None.

                          PART III


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information to be included under the caption "Nominees for Election as Directors" is in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14(a) of the Exchange Act in connection with the 1997 annual meeting of stockholders of the Company (the "Proxy Statement") and is incorporated herein by reference. In addition, reference is made to Item 10 in Part I of this Report.


     ITEM 11.  EXECUTIVE COMPENSATION

            The information to be included under the caption
     "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

            The information to be included under the caption
     "Voting Securities and Principal Stockholders" in the Proxy
     Statement is incorporated herein by reference.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information to be included under the caption
     "Certain Relationships and Related Transactions" in the
     Proxy Statement is incorporated herein by reference.


                           PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K

          (a)(1)  Index to Consolidated Financial Statements

          Report of Independent Certified Public Accountants   F-1

          Consolidated Balance Sheets
          at December 31, 1996 and 1995 . . . . . . . . . .    F-2

          Consolidated Statements of Operations for
          the Years ended December 31, 1996, 1995 and 1994 .   F-4

          Consolidated Statements of Stockholders' Equity
          for the Years ended December 31, 1996, 1995
          and 1994 . . . . . . . . . . . . . . . . . . . . .   F-5

          Consolidated Statements of Cash Flows for the
          Years ended December 31, 1996, 1995 and 1994 . . .   F-6

          Notes to Financial Statements . . . . . . . . . .    F-8

          (a)(2)  Financial Statement Schedules

          Report of Certified Public Accountants. . . . . .   F-23

          Schedule II - Valuation and Qualifying Accounts. .  F-24

          (b)  Reports on Form 8-K

               None

          (c)   Exhibits

             3.1   Certificate of Incorporation(1)

             3.2   By Laws(1)

            10.1 Monroc, Inc. Employee Stock Ownership Plan, amended and restated as of April 1, 1987(1)

            10.2   1994 Stock Option Plan(1)

            10.3   Form of indemnity agreements
                   with directors(1)

            10.4 Amendment dated February 27, 1996 to the Loan and Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit
                   Finance, Inc.(4)

            10.5   Loan and Security Agreement dated July 26,
                   1993 between the Company and CIT Group/Credit
                   Finance, Inc. (1)

            10.6 Stock Purchase Agreement dated July 26, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Monroc,
                   Inc.(2)

            10.7 Consulting Agreement dated December 28, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Monroc,
                   Inc.(2)(5)

            10.8 Voting Agreement dated December 28, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Colonial
                   Commercial Corp.(2)

            10.9 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction
                   Partners, L.P. and Odyssey Partners (2)

            10.10  Employment Agreement dated July 28, 1986 with
                   Robert A. Parry.(1)(5)

            10.11  Amending Agreement dated December 28, 1995
                   with Robert A. Parry.(4)

            10.12  Employment Agreement dated July 25, 1995 with
                   L. William Rands.(4)

            10.13  1996 Stock Option Plan.  (3)

            10.14  Employment Agreement dated June 2, 1996 with
                   Ronald D. Davis. (5) *

            10.15  Real Estate Purchase Agreement dated December
                   27,1997 between the Company and Whitney
                   Family Trust. *

            11.1 Computation of earning (loss) per common share *

            21     Subsidiaries of Monroc, Inc. *

            23     Consent of Grant Thornton, LLP *

            27     Financial Data Schedule

         (1)    Incorporated by reference to the Company's
                Registration Statement on Form S-1
                (File No. 33-75172).

         (2) Incorporated by reference to the Company's Current Report on Form 8-K filed December 28, 1995.

         (3)    Incorporated by reference to the Company's Proxy
                Statement dated April 29, 1996.

         (4)    Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December
                31, 1995.

         (5) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

                *     Filed herewith

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Monroc, Inc.



     Date: March 27, 1997               By: /s/ Ronald D. Davis
                                           -----------------------------
                                        Ronald D. Davis
                                        President and Chief Executive Officer

            Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth above.

          Signature                             Title
        -------------                        ------------

      /s/ Robert L. Miller              Chairman of the Board
     --------------------------------
     Robert L. Miller

      /s/ Ronald D. Davis               President and Chief Executive Officer
     --------------------------------
     Ronald D. Davis       Officer

      /s/ L. William Rands              Vice President - Finance,
     --------------------------------   Treasurer and Secretary
     L. William Rands                   (Principal Financial and
                                        Accounting Officer)

      /s/ William T. Lightcap           Director
     --------------------------------
     William T. Lightcap

      /s/ Jules Ross                    Director
     --------------------------------
     Jules Ross

      /s/ Marc T. Scholvink             Director
     --------------------------------
     Marc T. Scholvinck

      /s/ Delbert H. Tanner             Director
     --------------------------------
     Delbert H. Tanner

      /s/ Michael A. Kane               Director
     --------------------------------
     Michael A. Kane

      /s/ James E. Dahl                 Director
     --------------------------------
     James E. Dahl

                                INDEX TO EXHIBITS



     Exhibit No.         Description                               Page


             3.1   Certificate of Incorporation(1)

             3.2   By Laws(1)

            10.1 Monroc, Inc. Employee Stock Ownership Plan, amended and restated as of April 1, 1987(1)

            10.2   1994 Stock Option Plan(1)

            10.3   Form of indemnity agreements
                   with directors(1)

            10.4 Amendment dated February 27, 1996 to the Loan and Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit
                   Finance, Inc.(4)

            10.5   Loan and Security Agreement dated July 26,
                   1993 between the Company and CIT Group/Credit
                   Finance, Inc. (1)

            10.6 Stock Purchase Agreement dated July 26, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Monroc,
                   Inc.(2)

            10.7 Consulting Agreement dated December 28, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Monroc,
                   Inc.(2)(5)

            10.8 Voting Agreement dated December 28, 1995 by and between Building and Capital
                   Construction Partners, L.P. and Colonial
                   Commercial Corp.(2)

            10.9 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction
                   Partners, L.P. and Odyssey Partners (2)

            10.10  Employment Agreement dated July 28, 1986 with
                   Robert A. Parry.(1)(5)

            10.11  Amending Agreement dated December 28, 1995
                   with Robert A. Parry.(4)

            10.12  Employment Agreement dated July 25, 1995 with
                   L. William Rands.(4)

            10.13  1996 Stock Option Plan.  (3)

            10.14  Employment Agreement dated June 2, 1996 with
                   Ronald D. Davis. (5) *

            10.15  Real Estate Purchase Agreement dated December
                   27,1997 between the Company and Whitney
                   Family Trust. *

            11.1 Computation of earning (loss) per common share *

            21     Subsidiaries of Monroc, Inc. *

            23     Consent of Grant Thornton, LLP *

            27     Financial Data Schedule

         (1)    Incorporated by reference to the Company's
                Registration Statement on Form S-1
                (File No. 33-75172).

         (2) Incorporated by reference to the Company's Current Report on Form 8-K filed December 28, 1995.

         (3)    Incorporated by reference to the Company's Proxy
                Statement dated April 29, 1996.

         (4)    Incorporated by reference to the Company's Annual
                Report on Form 10-K for the year ended December
                31, 1995.

         (5) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

                *     Filed herewith

                              C O N T E N T S


                                                           Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-1

CONSOLIDATED FINANCIAL STATEMENTS
  BALANCE SHEETS                                            F-2
  STATEMENTS OF OPERATIONS                                  F-4
  STATEMENTS OF STOCKHOLDERS' EQUITY                        F-5
  STATEMENTS OF CASH FLOWS                                  F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F-8

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Monroc, Inc.


We have audited the accompanying consolidated balance sheets of Monroc, Inc. and Subsidiary, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monroc, Inc. and Subsidiary, as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                  GRANT THORNTON LLP

Salt Lake City, Utah
February 11, 1997

                        Monroc, Inc. and Subsidiary

                        CONSOLIDATED BALANCE SHEETS

                                December 31,


                                   ASSETS


                                                      1996           1995
                                                 -------------  ------------
CURRENT ASSETS (Notes E and F)
  Cash and cash equivalents                       $  1,189,631  $  6,506,751
  Accounts receivable, net of allowance
    for discounts and doubtful accounts
    of $301,624 in 1996 and $296,647 in
    1995 (Note B)                                   13,201,601     6,639,878
  Costs and estimated earnings in excess
    of billings on uncompleted contracts
    (Note B)                                           181,634       152,943
  Inventories (Note C)                               3,977,274     2,815,780
  Prepaid expenses                                   1,305,491     1,274,892
                                                 -------------  ------------
       Total current assets                         19,855,631    17,390,244



PROPERTY, PLANT AND EQUIPMENT, AT COST
  (Notes D, E, F, and P)                            27,310,062    24,625,327
    Less accumulated depreciation and
      amortization                                  11,802,432    11,525,532
                                                 -------------  ------------
                                                    15,507,630    13,099,795


AGGREGATE DEPOSITS (Notes E, F and O)                2,477,154     2,454,654
  Less accumulated depletion                           337,595       230,385
                                                 -------------  ------------
                                                     2,139,559     2,224,269


LAND (Notes E and F)                                 2,352,155     1,510,072



OTHER ASSETS, at cost, less accumulated
  amortization of $363,660 in 1996 and
  $284,526 in 1995, (Notes E, and F)                   783,277     1,383,376
                                                 -------------  ------------
                                                  $ 40,638,252  $ 35,607,756
                                                 =============  ============



        The accompanying notes are an integral part of these statements.

                        Monroc, Inc. and Subsidiary

                        CONSOLIDATED BALANCE SHEETS

                                December 31,


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      1996          1995
                                                  ------------  ------------
CURRENT LIABILITIES
  Line of credit (Note E)                         $  5,354,688  $     86,519
  Current maturities of long-term
    obligations (Notes E and F)                      1,131,289       802,765
  Trade accounts payable                             6,328,925     5,307,303
  Accrued liabilities (Note G)                       1,549,652     1,522,788
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts (Note B)                                 690,254       242,530
                                                  ------------  ------------
       Total current liabilities                    15,054,808     7,961,905

LONG-TERM OBLIGATIONS, less current
  maturities (Notes E and F)                         5,161,743     6,591,329

DEFERRED COMPENSATION (Note K)                         779,263       626,710

DEFERRED INCOME TAXES (Note H)                         971,855     1,189,550

COMMITMENTS AND CONTINGENCIES (Notes E,
  F, I, J, K, L and P)                                     -             -


STOCKHOLDERS' EQUITY (Notes L and M)
  Preferred stock, $0.01 par value; 1,000,000
    shares authorized; none issued                         -             -
  Common stock, $0.01 par value; 20,000,000
    shares authorized; issued and outstanding
    4,467,000 shares                                    44,670        44,670
  Capital in excess of par value                    24,481,864    24,481,864
  Accumulated deficit (Note I)                      (3,331,905)   (1,964,226)
                                                  ------------  ------------
                                                    21,194,629    22,562,308

  Less unpaid principal of Employee Stock
    Ownership Plan note receivable (Note I)         (2,524,046)   (3,324,046)
                                                  ------------  ------------
                                                    18,670,583    19,238,262
                                                  ------------  ------------
                                                  $ 40,638,252  $ 35,607,756
                                                 =============  ============



        The accompanying notes are an integral part of these statements.

                           Monroc, Inc. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                           1996         1995         1994
                                       -----------  -----------  -----------
Net sales                              $70,401,396  $48,302,248  $41,156,276
                                       -----------  -----------  -----------
Costs and expenses
  Cost of sales                         63,045,372   40,206,797   35,736,218
  General and administrative expenses    5,941,017    4,783,696    3,459,596
  Contribution to ESOP (Note I)            800,000      800,000      800,000
  Restructuring charges (Note O)         1,500,000          -            -
                                       -----------  -----------  -----------
                                        71,286,389   45,790,493   39,995,814
                                       -----------  -----------  -----------
       Operating profit (loss)            (884,993)   2,511,755    1,160,462
                                       -----------  -----------  -----------
Other income (expense)
  Gain on sale of property, plant,
    equipment and land                      35,930      129,085       56,039
  Interest income                           73,811       34,222        9,373
  Interest expense                        (810,122)  (1,385,434)    (965,354)
                                       -----------  -----------  -----------
                                          (700,381)  (1,222,127)    (899,942)
                                       -----------  -----------  -----------
       Earnings (loss) before income
         taxes                          (1,585,374)   1,289,628      260,520

Income taxes (benefit) (Note H)           (217,695)     (66,023)     (23,062)
                                       -----------  -----------  -----------
       NET EARNINGS (LOSS)             $(1,367,679) $ 1,355,651 $    283,582
                                       ===========  =========== ============
Earnings (loss) per common share       $     (0.31) $      0.48 $       0.11
                                       ===========  =========== ============

Weighted average common shares
  outstanding                            4,467,000    2,835,063    2,611,521
                                       ===========  =========== ============










        The accompanying notes are an integral part of these statements.

                           Monroc, Inc. and Subsidiary

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Year ended December 31, 1996, 1995, and 1994

                                                                            Employee
                                                                              Stock
                                                   Capital in               Ownership
                                   Common stock     excess of  Accumulated  Plan note
                                 Shares    Amount   par value    deficit    receivable
                               --------- -------- ----------- -----------  -----------
Balance at January 1, 1994     2,217,000 $ 22,170 $13,427,884 $(3,603,459) $(4,924,046)

Common stock issued              600,000    6,000   2,294,235         -            -

Net earnings for the year            -        -           -       283,582          -

Reduction of ESOP note
  receivable (Note I)                -        -           -           -        800,000
                               --------- -------- ----------- -----------  -----------
Balance at December 31, 1994   2,817,000   28,170  15,722,119  (3,319,877)  (4,124,046)

Common stock issued (Note L)   1,650,000   16,500   8,759,745         -            -

Net earnings for the year            -        -           -     1,355,651          -

Reduction of ESOP note
  receivable (Note I)                -        -           -           -        800,000
                               --------- -------- ----------- -----------  -----------
Balance at December 31, 1995   4,467,000   44,670  24,481,864  (1,964,226)  (3,324,046)

Net loss for the year                -        -           -    (1,367,679)         -

Reduction of ESOP note
  receivable (Notes I)               -        -           -           -        800,000
                               --------- -------- ----------- -----------  -----------
Balance at December 31, 1996   4,467,000 $ 44,670 $24,481,864 $(3,331,905) $(2,524,046)
                               ========= ======== =========== ===========  ===========











        The accompanying notes are an integral part of these statements.

                           Monroc, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                1996        1995         1994
                                            -----------  -----------  -----------
Increase (decrease) in cash and cash
  equivalents
  Cash flows from operating activities
    Net earnings (loss)                     $(1,367,679) $ 1,355,651  $   283,582
    Adjustments to reconcile net earnings
      (loss) to net cash provided by (used
      in) operating activities
        Depreciation and amortization of
          property, plant and equipment       2,376,609    2,384,383    1,837,125
        Provision for contribution to ESOP
          and repayment of ESOP note
          receivable                            800,000      800,000      800,000
        Amortization of other assets             81,886       82,153       55,558
        Provision for discounts and
          doubtful accounts                     536,863      532,764      603,851
        Depletion of aggregate deposits         107,210       60,776       43,607
        Gain on sale of property, plant,
          equipment, and land                   (35,197)    (129,085)     (56,039)
        Deferred compensation                    18,779       92,441       77,291
        Deferred income taxes                  (217,695)    (106,887)   1,296,437
        Restructuring charges                 1,500,000          -            -
        Changes in assets and liabilities
          Accounts receivable                (7,098,586)  (2,597,383)    (460,893)
          Costs and estimated earnings in
            excess ofbillings on
            uncompleted contracts               (28,691)       5,943      (49,114)
          Inventories                        (1,161,494)    (846,865)      39,459
          Prepaid expenses                     (215,599)    (693,941)     226,550
          Other assets                          518,213     (158,710)    (128,102)
          Trade accounts payable              1,021,622    2,280,071   (1,263,905)
          Accrued liabilities                    26,864      365,864     (213,584)
          Billings in excess of costs and
            estimated earnings on
            uncompleted contracts               447,724       84,325        2,759
                                            -----------  -----------  -----------
               Net cash provided by
                 (used in) operating
                 activities                  (2,689,171)   3,511,500    3,094,582
                                            -----------  -----------  -----------
  Cash flows from investing activities
    Additions to property, plant and
      equipment                              (4,502,562)  (1,996,270)  (3,227,258)
    Additions to aggregate deposits             (22,500)         -       (350,000)
    Addition to land                           (842,083)     (40,278)    (145,000)
    Proceeds from sale of property, plant,
      equipment, and land                       329,323      390,572      144,588
    Acquisition of businesses                       -            -     (5,100,000)
                                            -----------  -----------  -----------
               Net cash used in
                 investing activities        (5,037,822)  (1,645,976)  (8,677,670)
                                            -----------  -----------  -----------



                                  (Continued)

                           Monroc, Inc. and Subsidiary

                            Year ended December 31,

                                                1996        1995         1994
                                            -----------  -----------  -----------

  Cash flows from financing activities
    Net increase (decrease) in line of
      credit                                  5,268,170     (787,846)     140,608
    Principal payments on long-term
      obligations                            (3,626,970)  (4,287,363)  (1,703,909)
    Issuance of long-term obligations           768,673      457,110    4,850,253
    Issuance of common stock                        -      8,776,245    2,300,235
                                            -----------  -----------  -----------
               Net cash provided by
                 financing activities         2,409,873    4,158,146    5,587,187
                                            -----------  -----------  -----------
  Net increase (decrease) in cash and
    cash equivalents                         (5,317,120)   6,023,670        4,099

  Cash and cash equivalents at
    beginning of year                         6,506,751      483,081      478,982
                                            -----------  -----------  -----------
  Cash and cash equivalents at end
    of year                                 $ 1,189,631  $ 6,506,751  $   483,081
                                            ===========  ===========  ===========

Supplemental disclosures of cash flow information

  Cash paid during the year for
    Interest                                $   907,054  $ 1,468,677  $ 1,009,245
    Income taxes                                 32,410          960       17,083


Acquisition of businesses

  Amount paid                               $       -    $       -    $ 5,100,000
  Assets acquired
    Inventory                                       -            -         83,962
    Property, plant, equipment,
      and land                                      -            -      4,500,000
                                            -----------  -----------  -----------
                                                    -            -      4,583,962
                                            -----------  -----------  -----------
  Amounts paid in excess of
    assets acquired (goodwill)              $       -    $       -    $   516,038
                                            ===========  ===========  ===========

Noncash investing and financing activities

  The Company acquired equipment under capital lease obligations totaling
  $1,424,000 in 1996 ($19,060 and $584,215 in 1995 and 1994, respectively).





        The accompanying notes are an integral part of these statements.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

   1. Business activity
   Monroc, Inc. and Subsidiary (the Company), operates in one industry segment, the production and sale of sand and gravel products, ready-mix concrete, prestress/precast concrete products and accessories for the building and construction industry, principally in Utah, Idaho, and Wyoming.

   2. Principles of consolidation
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Horn Redi-Mix, Inc. (Big
   Horn). Effective December 1995, the Company merged Cody Concrete, Inc. (Cody Concrete), and Powell Ready Mix, Inc. (Powell Ready Mix) with and into Big Horn with Big Horn as the surviving corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

   3. Inventories
   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, except for sand and gravel which uses the lower of average cost or market.

   4. Property, plant and equipment and aggregate deposits
   Property, plant and equipment are stated at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for financial reporting purposes; however, straight-line and accelerated methods are used for tax purposes. Depletion on aggregate deposits is calculated on a units-of-production basis. The estimated lives used in determining depreciation and amortization are:
                                                 Years
         Mobile equipment                        5-12
         Plant equipment                         5-12
         Administrative equipment and buildings  5-50

   5. Other assets

   Other assets include miscellaneous amortizable assets including financing commitment fees, which fees are being amortized on the interest method over the term of the notes payable to banks. Other assets also includes goodwill which is being amortized on the straight-line method over 20 years. The Company evaluates its goodwill annually to determine potential impairment by comparing the carrying value to the undiscounted estimated expected future cash flows of the related asset.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   6. Revenue recognition

   Revenues on contracts which are primarily for prestress/precast concrete products are recognized on the percentage-of-completion method. The percentage-of-completion is determined on the units-of-production basis. Under this method, revenues, costs, and estimated profits are recognized as individual units are completed. The amounts included in the accompanying balance sheets as "costs and estimated earnings in excess of billings on uncompleted contracts" represent revenues recognized in excess of amounts billed (underbillings) and "billings in excess of costs and estimated earnings on uncompleted contracts" represent billings in excess of revenues recognized (overbillings).

   During 1996, the Company recognized revenue of approximately
   $15,600,000 on a significant project which is scheduled to be completed during 1997. No single project with revenues recognized in excess of 10% of total consolidated revenues existed during 1995.

   Contract costs include all direct labor and benefits, materials unique to or installed in the project, and indirect cost allocations, including employee benefits and construction equipment expense. As long-term contracts extend over one or more years, revisions in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

   Costs attributable to contract claims or disputes are carried in the accompanying balance sheets only when realization is probable. The amounts are recorded at the lesser of actual costs incurred or the amount expected to be realized.

   Revenues on all other products are recognized when the product is shipped.

   7. Income taxes

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

   8. ESOP Accounting

   As described in Note I, the Company established an Employee Stock Ownership Plan (ESOP) in 1986 to facilitate the acquisition of assets from a predecessor company. In conjunction with the acquisition, the Company loaned the ESOP $10 million, which the ESOP used to finance the acquisition of its interest in the Company. Generally accepted accounting principles require that the note receivable from the ESOP be included in the balance sheet as a reduction of stockholders' equity.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   8. ESOP Accounting - continued

   The ESOP allocates the shares issued to the ESOP in 1986 to the participants of the ESOP as described below. The Company makes contributions to the ESOP which allow the ESOP to make the debt payments back to the Company on the note receivable from the ESOP.
   ESOP contributions by the Company are expensed and charged against income for accounting purposes and are deductible for income tax purposes. Shares allocable to participants for a given year are determined based on the ratio of the current year's ESOP debt service payments (principal and interest) on the original note from the Company as compared to the total remaining required debt service on that loan. The contribution to the ESOP is a noncash expense of the Company because the contributions are paid back to the Company and reduce the note receivable from the ESOP. Consequently, no cash is consumed as a result of the contributions. Furthermore, since the note receivable from the ESOP is reduced by contributions, total stockholders' equity is not affected by the contributions to the ESOP.

   9. Cash equivalents

   For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   10.   Concentration of credit risk

   A significant portion of the Company's sales are to customers whose activities are related to the building and construction industry. These customers reside primarily in the intermountain west. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy of the building and construction industry. However, the Company closely monitors extensions of credit.

   The Company maintains cash and money market balances at several financial institutions in the intermountain west. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. Uninsured balances aggregate to approximately $860,000 at December 31, 1996.

   11. Earnings (loss) per share

   Earnings (loss) per common and common equivalent share are computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year. Common stock equivalents are antidilutive in the loss year and are not included in the weighted average common shares outstanding.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   12.   Estimates and assumptions

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   13.   Fair value of financial instruments

   The carrying value of the Company's cash, and short-term trade receivables and payables approximate their fair values.


NOTE B - CONTRACTS IN PROCESS

   Costs incurred to date, estimated earnings, and the related progress billings are as follows:

                                                      1996        1995
                                                 -----------  ----------
      Costs incurred to date                     $20,418,275  $2,622,137
      Estimated earnings                           1,303,930     568,171
                                                 -----------  ----------
      Revenue recognized                          21,722,205   3,190,308

      Less billings to date                       22,230,825   3,279,895
                                                 -----------  ----------
                                                 $  (508,620) $  (89,587)
                                                 ===========  ==========
   The above are included in the accompanying balance sheets under the following captions:

                                                      1996        1995
                                                 -----------  ----------
      Costs and estimated earnings in excess
        of billings on uncompleted contracts     $   181,634  $  152,943

      Billings in excess of costs and estimated
        earnings on uncompleted contracts           (690,254)   (242,530)
                                                 -----------  ----------
                                                 $  (508,620) $  (89,587)
                                                 ===========  ==========

   Retainage on uncompleted contracts amounted to $869,884 and $172,616 at December 31, 1996 and 1995, respectively. All accounts receivable, including retainage, under contracts in process are expected to be collected within one year.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - INVENTORIES

   Inventories are summarized as follows:
                                                      1996        1995
                                                 -----------  ----------
      Raw materials                               $  605,182  $  431,290
      Resale and admixture products                  409,836     377,848
      Supplies                                       142,710     260,182
      Sand and gravel                              2,819,546   1,746,460
                                                 -----------  ----------
                                                  $3,977,274  $2,815,780
                                                 ===========  ==========

NOTE D - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows:
                                                      1996        1995
                                                 -----------  ----------
      Mobile equipment                           $14,639,448 $14,112,455
      Plant equipment                             10,555,358   9,213,950
      Administrative equipment
        and buildings                                870,391     812,144
      Construction in progress                     1,244,865     486,778
                                                 -----------  ----------
                                                 $27,310,062 $24,625,327
                                                 =========== ===========

   Included above is $2,107,266 and $606,920 in 1996 and 1995, respectively, of equipment under capital leases. The related accumulated amortization is $520,627 and $152,781 at 1996 and 1995, respectively.


NOTE E - LINE OF CREDIT

   At December 31, 1996 and 1995, the Company has a line of credit with a financing company, bearing interest at prime plus 0.75% (9% and 11% at December 31, 1996 and 1995, respectively), payable monthly. The Company had drawn $5,354,688 and $86,519 at December 31, 1996 and 1995, respectively. Advances on the line of credit are limited to 85% of qualified accounts receivable up to a maximum of $15,000,000 minus the balances on the other notes payable to this financing company. The line of credit is cross-collateralized with the $2,000,000 notes payable (Note F) through a security interest on all the Company's personal and real property. The agreement also requires the Company pay a monthly fee at the rate of 0.5% per annum of the unused credit line of $15,000,000. The line of credit agreement expires in February 2002.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - LINE OF CREDIT - CONTINUED

   The Company borrows on the line to pay for all operating costs, debt service, and other costs. The Company deposits all daily cash collections from accounts receivable and other sources against the line to minimize amounts outstanding on the line. Total borrowings and repayments under this line of credit are as follows:

                                        1996         1995       1994
                                   ----------- ----------- -----------
   Total borrowings                $69,073,268 $47,901,811 $45,751,871
   Total repayments                 63,805,098  48,689,657  45,611,263
                                   ----------- ----------- -----------
   Net increase (decrease)         $ 5,268,170 $  (787,846)$   140,608
                                   =========== =========== ===========

NOTE F - LONG-TERM OBLIGATIONS

   Long-term obligations consist of the following:
                                                                   1996        1995
                                                               ---------- -----------
   Variable interest rate notes payable to entities owned
     or controlled by stockholders at prime (8.25% at
     December 31, 1996); principal due in eight monthly
     installments per year; interest payments are due
     monthly; not collateralized;  subordinated to the
     line of credit (Note E) and notes payable to a financing
     company.                                                  $  837,500  $1,107,500

   Variable interest rate notes payable to a financing
     company at prime plus .75% (9% at December 31,
     1996) principal payments due monthly from April
     through December and to be paid in full no later than
     August 15, 2000; cross-collateralized with the line of
     credit (Note E) through a security interest on all the
     Company's personal and real property.  The agreements
     require, among other things, that the Company maintain
     minimum levels of working capital and net worth and
     prohibits the payment of dividends.  The agreement also
     requires the Company pay a fee of 0.5% per annum of
     the unused credit line of $15,000,000.                     2,000,000   4,000,000

   Variable interest rate notes payable to individuals at prime plus 2% (10.25% at December 31, 1996); principal
     payments due in equal monthly installments of $28,306
     through September 1999; collateralized by land,
     buildings, and inventory.                                    598,142     770,866

   6.0% to 16.6% notes and capital leases payable in monthly
     installments of principal plus interest, collateralized
     by equipment and land.                                     2,857,390   1,515,728
                                                               ---------- -----------

                                                                6,293,032   7,394,094
     Less current maturities                                    1,131,289     802,765
                                                               ---------- -----------
                                                               $5,161,743  $6,591,329
                                                               ==========  ==========

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

   The following is a schedule of maturities of long-term debt obligations at December 31, 1996:
          Year ending
          December 31,
            1997                          $   797,944
            1998                              801,804
            1999                              724,373
            2000                              353,268
            2001                               29,004
          Thereafter                        2,000,000
                                          -----------
                                          $ 4,706,393
                                          ===========
   Because the Company's long-term debt has variable interest rates directly related to the prime rate, the carrying value of these instruments approximates the fair value.

   The following is a schedule of capital lease obligations at December
   31, 1996:
          Year ending
          December 31,
            1997                         $    462,769
            1998                              431,187
            1999                              367,619
            2000                              327,028
            2001                              356,721
         Thereafter                                -
                                          -----------
         Total minimum lease payments       1,945,324
         Less amount representing interest    358,685
                                          -----------
         Present value of minimum lease
           payments                         1,586,639
         Less current maturities              333,345
                                          -----------
         Long-term maturities              $1,253,294
                                          ===========

   The Company has entered into several operating leases on certain equipment expiring through 2002. Lease expense for the years ended December 31, 1996, 1995, 1994, was $1,492,798, $687,462, and $327,912,
   respectively. The following is a schedule of future minimum lease payments on the Company's operating leases at December 31, 1996:

          Year ending
          December 31,
            1997                         $  2,888,568
            1998                            2,804,618
            1999                            2,263,429
            2000                            1,892,427
            2001                            1,429,880
          Thereafter                          841,044
                                         ------------
                                         $ 12,119,966
                                         ============

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

   Not included in the above schedule are production royalties which the Company has agreed to pay on aggregate deposits mined on leased property. The payments are based on a progressive scale ranging from $0.25 per ton in 1997 to $0.31 per ton in 2000.

NOTE G - ACCRUED LIABILITIES

   Accrued liabilities consist of the following:
                                                1996          1995
                                          ----------- -----------
      Deferred restructuring costs        $   192,127 $       -
      Vacation payable                        389,215     324,998
      Accrued payroll taxes                   241,660     212,222
      Workmens compensation payable           115,043      31,957
      Property taxes payable                   91,569     101,163
      Sales and use tax payable               198,893     223,310
      Accrued income tax payable                   -       40,864
      Interest payable                         14,372     111,304
      Other accrued liabilities               306,773     476,970
                                          ----------- -----------
                                          $ 1,549,652 $ 1,522,788
                                          =========== ===========

NOTE H - INCOME TAXES
   Income taxes (benefit) consist of the following:
                                    1996         1995        1994
                                ---------  -----------  ----------
      Current-Federal           $     -    $    40,864  $    8,123
      Deferred-Federal           (217,695)    (106,887)    (31,185)
                                ---------  -----------  ----------
                                $(217,695) $   (66,023) $  (23,062)
                                =========  ===========  ==========

   The components of the Company's deferred tax assets and liabilities are as follows:
                                               1996       1995
                                          ----------- -----------
      Deferred tax assets (liabilities)
        Net operating loss carryforward   $ 1,914,893 $ 1,911,900
        Deferred compensation                 243,356     219,348
        Allowance for doubtful accounts       102,790     103,826
        Accrued expenses                      258,536     115,849
        Inventory cost capitalization          74,266      76,477
        Other                                  10,955       6,284
        Excess of tax depreciation and
          amortization                    (1,096,580)  (1,175,118)
        Difference in assigned values
          and tax basis in purchase of
          subsidiaries                      (971,855)  (1,189,550)
      Valuation allowance                 (1,508,216)  (1,258,566)
                                          -----------------------
      Net deferred tax liability          $ (971,855) $(1,189,550)
                                          =======================

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - INCOME TAXES - CONTINUED

   There were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards due to the fact that the likelihood of realization of the related tax benefits cannot be established. A deferred tax liability was recognized upon the purchase of three subsidiary corporations during 1994. The initial deferred liability was calculated on the differences between the assigned values and tax bases of the assets and liabilities acquired in the purchase.

   At December 31, 1996, the Company had net operating loss carryforwards for tax reporting purposes of approximately $5,850,000, which expire through the year 2011. The net operating loss carryforwards are subject to limitation in any given year upon the occurrence of certain events, including significant changes in ownership.

   Reconciliation of income taxes computed at the federal statutory rate and income tax expense (benefit) are as follows:

                                           1996        1995         1994
                                        ---------  --------   ---------
      Income taxes (benefit)
        computed at the Federal
        statutory rate                  $(554,881) $ 451,370  $  91,181
      Net operating loss (utilized)
        generated                         402,108   (524,941)  (113,099)
      Percentage depletion                (89,693)   (51,098)   (18,211)
      Alternative minimum tax                 -       40,864      5,323
      Nondeductible expenses               32,804     21,417     12,573
      All other, net                       (8,033)    (3,635)      (829)
                                        ---------  ---------  ---------
      Income taxes (benefit)            $(217,695) $ (66,023) $ (23,062)
                                        =========  =========  =========

NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

   The Company has an ESOP covering substantially all full-time employees who have at least one year of service. Under the terms of the ESOP, the Company contributes amounts as determined by the Board of Directors, except as discussed below. Shares of stock allocated for a given year are further allocated to individual participants based on the ratio of the participants' annual compensation to total compensation for all participants. Shares allocated to participants vest over six years.

   In 1986, the ESOP purchased 1,606,796 shares of the Company's common stock representing a 68% interest, in exchange for a $10,000,000 promissory note. The interest rate and payment terms of the note receivable were identical to those of the Company's notes payable to banks, which were paid in full during 1993. The balance on the note receivable from ESOP was $2,524,046 and $3,324,046 at December 31, 1996 and 1995, respectively.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - EMPLOYEE STOCK OWNERSHIP PLAN (ESOP) - CONTINUED

   The principal reductions on the ESOP note are $800,000 for each of the years ended December 31, 1996, 1995, and 1994, and are shown as contributions to the ESOP. The accumulated deficit at December 31, 1996, includes $7,475,954 of contributions since 1986 to the ESOP, which have been used to reduce principal on the ESOP note.


NOTE J - RETIREMENT PLANS

   The Company makes payments to a defined contribution pension plan
   (Plan) covering most full-time nonbargaining employees who have completed at least one full year of service with the Company based on a percentage of the employee's salary. Payments are made to the Plan as they accrue. The contributions for the years ended December 31, 1996, 1995, and 1994, were $480,757, $344,968 and $288,443 respectively.
   There are also certain bargaining employees who are covered under this Plan. The Company has no liability under the Plan beyond the amounts contributed. The Company also makes payments to various bargaining union trust funds, as negotiated under union contracts. The contributions for the years ended December 31, 1996, 1995, and 1994, were, $334,364, $220,791, and $181,282 respectively.


NOTE K - COMMITMENTS AND CONTINGENCIES

   1. Deferred compensation and employment agreements

   In May 1996, the Company amended the employment agreement with its former president and chief executive officer (president). The amended agreement stipulates that the Company will no longer accrue amounts towards the former president's deferred compensation effective May 22, 1996. In addition, the amount accrued in the former president's deferred compensation account will continue to earn interest at 1% below the prime interest rate (7.25% at December 31, 1996). The total accrued amount plus interest will be paid over a period equal to one and one-fourth times the length of Company service of the president as follows:

          Year ending
         December 31,
            1997                          $       -
            1998                               32,717
            1999                               78,519
            2000                               78,519
            2001                               78,519
          Thereafter                        1,105,823
                                          -----------
                                          $ 1,374,097
                                          ===========

   Deferred compensation of $779,263 and $626,710 was accrued in this account as of December 31, 1996 and 1995, respectively.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

   1. Deferred compensation and employment agreements - continued

   The Company has entered into employment agreements with certain officers. These agreements provide for annual compensation through July 1998 as determined by the Board of Directors. The board of directors has approved annual compensation of $312,000 for these officers as of December 31, 1996.

   2. Environmental matters

   The Company is currently the owner of certain property located in Murray, Utah, which contains lead slag deposited by the former owner. The slag contains certain heavy metals including lead and arsenic which may have leached from the slag into the environment. This and adjoining properties have been proposed by the Environmental Protection Agency (EPA) for listing on the National Priorities List for cleanup of the lead slag, and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act, the current owner of a property may be liable for clean-up costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. The Company has not been designated a Potentially Responsible Party by the EPA with respect to cleanup of any waste at this site.

   The Company has been participating in a study group with the EPA, the former owner, Murray City and the other current landowners to develop a plan that would result in the remediation of the problems described above. An agreement in principal has been reached among all parties, and upon executing of a formal understanding, the EPA will begin the process of preparing a consent agreement in 1997. Cleanup will take several years to accomplish and involves a combination of offsite disposal, redevelopment of the area including new road construction, and on site treatment. Development of the land for commercial purposes will be possible at the end of the process. The remediation plan calls for the dedication of a certain amount of the Company's property for the extension of a roadway in Murray City. Until approval of a consent agreement, it is difficult to estimate the possible financial impact to the Company, if any.

   Prior to learning of the potential presence of lead in the slag from this site, the Company sold some of the slag for use in road base and railroad fill. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard to drinking water. The Company has not received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

   3. Other

   The Company is engaged in various lawsuits as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.


NOTE L - CAPITAL STOCK

   On December 28, 1995 the Company issued 1,650,000 shares of common stock in a private placement to a single purchaser at $5.50 per share. Net proceeds of $8,776,245 after issuance costs of $298,755 were received. The Company also entered into an agreement with the purchaser wherein the purchaser will receive $200,000 per year, payable in quarterly installments, for consulting services so long as the purchaser's nominees constitute a majority of the members of the board of directors.

   On May 5, 1994, the Company completed an initial public offering of 600,000 shares of common stock at $5 per share. Net proceeds of $2,300,235 after offering costs of $699,765 were received. The Company's common stock is now listed on the NASDAQ National Market System.


NOTE M - STOCK OPTIONS AND WARRANTS

   Effective January 20, 1994, the Company adopted a stock option plan which provides for the granting of stock options to purchase up to 200,000 shares of common stock, subject to adjustment under certain circumstances. As of December 31, 1996, the Company had granted stock options under the Company's 1994 stock option plan to various officers, directors and employees of the Company covering the aggregate amount of 167,600 shares of common stock.

   On May 22, 1996, the stockholders approved the Company's 1996 stock option plan which provides for the granting of stock options to purchase up to 300,000 shares of common stock. As of December 31, 1996, the Company had granted stock options under the 1996 stock option plan covering 200,000 shares of common stock. Of these, 40,000 options vested immediately. The remaining 160,000 options vest at 40,000 annually through July 2000.

   On December 28, 1995, in connection with the issuance of 1,650,000 shares of common stock (Note L), the Company issued a warrant to a single purchaser to purchase 1,500,000 shares of common stock at an exercise price of $6.25 per share. The warrant vested immediately and expires in December 2000. As of December 31, 1996, none of the warrants have been exercised.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS AND WARRANTS - CONTINUED

   During 1996 the Company adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations under which no compensation cost has been recognized. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net earnings (loss) and earnings
   (loss) per share would be reduced to the pro forma amounts indicated below:

                                                1996          1995

   Net earnings (loss)
    As reported                            $(1,367,679)  $ 1,355,651
    Pro forma                               (1,565,723)    1,329,402

   Earnings (loss) per common share
    As reported                            $     (0.31)  $      0.48
    Pro forma                                    (0.35)         0.47

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation costs related to grants made before 1995. The fair value of these options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1996 and 1995: expected volatility of 61%, risk-free interest rate of 6%, and expected life of 3.6 years for both periods. The weighted average fair value of options granted during 1996 and 1995 was $3.07 and $2.11, respectively.

   Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - STOCK OPTIONS AND WARRANTS - CONTINUED

   Information with respect to the Company's stock option plans at December 31, 1996, and changes for the three years then ended, is as follows:

                                                   Exercise   Weighted-Average
                                    Stock options    price     exercise price

   Outstanding at January 1, 1994        -        $    -         $     -

    Granted                          136,500            5.00           5.00
                                     -------
   Outstanding at December 31, 1994  136,500            5.00           5.00

    Granted                           20,100            5.00           5.00
                                     -------
   Outstanding at December 31, 1995  156,600            5.00           5.00

    Granted                          217,700       5.00-8.75           6.61
    Canceled                           6,700       5.00-8.75           5.00
                                     -------
   Outstanding at December 31, 1996  367,600       5.00-8.75           5.95
                                     =======      ----------     ----------
   Exercisable at December 31, 1996  207,600      $5.00-5.38     $     5.01
                                     =======      ==========     ==========

   Additional information about stock options outstanding and exercisable at December 31, 1996, is summarized as follows:

                                Options Outstanding

                                         Weighted-
                                          average
       Range of           Number          remaining     Weighted-average
    exercise-prices    outstanding   contractual life    exercise-price
    ---------------    -----------   ----------------   ----------------
       $5.00-5.75       247,600          3.1 years           $5.13
        6.60             40,000          4.5 years            6.60
        7.60             40,000          4.5 years            7.60
        8.75             40,000          4.5 years            8.75
                        -------
                        367,600
                        =======

                                Options Exercisable

       Range of                           Number        Weighted-average
    exercise-prices                     exercisable     exercise price
    ---------------                     -----------     ----------------

       $5.00-5.38                         207,600            $5.01

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

 Quarterly financial results for the year ended December 31, 1996, 1995 and 1994 are as follows:

                                                                   Earnings
                                         Operating    Net earnings (loss) per
                         Net sales      profit (loss)    (loss)    common share
1996                    -----------    -----------   ------------  ------------
First quarter           $ 9,204,260    $  (916,431)  $ (1,040,688)  $ (0.23)
Second quarter           19,416,157        888,028        771,339      0.17
Third quarter            22,245,881       (458,711)      (656,845)    (0.15)
Fourth quarter           19,535,098       (397,879)      (441,485)    (0.10)
                        -----------    -----------   ------------   --------
                        $70,401,396    $  (884,993)  $ (1,367,679)  $  (0.31)
                        ===========    ===========   ============   ========
1995
First quarter           $ 7,132,047    $  (341,526)   $   (665,505) $  (0.24)
Second quarter           12,500,024      1,269,853         911,321      0.32
Third quarter            14,876,696      1,493,652       1,199,899      0.43
Fourth quarter           13,793,481         89,776         (90,064)    (0.03)
                        -----------    -----------   ------------   --------
                        $48,302,248    $ 2,511,755    $  1,355,651  $   0.48
                        ===========    ===========   ============   ========
1994
First quarter            $7,049,432    $  (472,285)   $   (640,384) $  (0.29)
Second quarter           12,098,029      1,070,602         856,183      0.33
Third quarter            11,712,854        594,510         404,263      0.14
Fourth quarter           10,295,961        (32,365)       (336,480)    (0.07)
                        -----------    -----------   ------------   --------
                        $41,156,276    $ 1,160,462    $    283,582  $   0.11
                        ===========    ===========   ============   ========

NOTE O - RESTRUCTURING CHARGES AND PLANT CLOSING

  A change in control of the Company occurred in December 1995. The Company's management has restructured the operations so that the Company can be more responsive to the needs of the marketplace and improve operating efficiencies. Due to these changes, the Company incurred certain restructuring charges totaling $1,500,000 ($0.34 per share) during 1996. These one time restructuring charges included: (i) the write-off of certain facilities and equipment obsoleted by new operating strategies ($715,000); (ii) the closure of undersized and unprofitable operations in Utah and Wyoming ($351,000); (iii) the payout remaining on the Company's two-year employment agreement with its former president and chief executive officer ($333,000); and (iv) costs associated with restructuring management $(101,000).

                         Monroc, Inc. and Subsididary

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - RESTRUCTURING CHARGES AND PLANT CLOSING - CONTINUED

  Also during 1996, the Company closed a plant and spent approximately $840,000 to prepare the land for commercial or residential development. The $840,000 is included in land on the balance sheet at December 31, 1996. The Company does not believe the closure of the plant will have a significant impact on future operations.


NOTE P - SUBSEQUENT EVENTS

  On December 27, 1996, the Company entered into an agreement and deposited earnest money to purchase approximately 213 acres of land in Canyon County, Idaho, for the production of aggregates. The total purchase price is approximately $2,130,000. The Company had until February 6, 1997 to complete its due diligence inspection and elect to continue with or terminate the transaction. The Company elected to proceed, and the transaction is scheduled to close on April 15, 1997. The Company can extend the closing date until December 1997 by depositing additional earnest money. The Company will make a 25% down payment at closing and the seller will carry a 10 year note with interest at a rate of 9% per annum. The Company will make monthly payments on the note based on a twenty year amortization, with the balance of unpaid interest and principal due in 2007.

  The Company has also issued a promissory note to a commercial lender to purchase equipment costing approximately $147,000. The Company plans to pay approximately $26,000 on the note during 1997 with the remainder of the balance being over the next five years.

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULES



Board of Directors
Monroc, Inc.



In connection with our audit of the consolidated financial statements of Monroc Inc. and Subsidiary, referred to in our report dated February 11, 1997, which is included in the annual report to stockholders and form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                        GRANT THORNTON LLP


Salt Lake City, Utah
February 11, 1997

                          MONROC, INC. AND SUBSIDIARY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


         Column A                 Column B         Column C           Column D    Column E
-------------------------------------------------------------------------------------------
                                                           (2)
                                                (1)     Charged to                 Balance
        Description              Balance at  Charged to   other                       at
                                 beginning   costs and   accounts    Deductions     end of
                                 of period    expenses   describe    write-offs     Period
-------------------------------------------------------------------------------------------

Allowance for discounts and doubtful accounts

Year ended December 31, 1996    $  296,647  $  536,863  $      -    $  (531,886) $  301,624
Year ended December 31, 1995       209,495     532,764         -       (445,612)    296,647
Year ended December 31, 1994       267,680     603,851         -       (662,036)    209,495

Deferred taxes valuation allowance

Year ended December 31, 1996    $1,258,566  $  249,650  $      -    $            -  $1,508,216
Year ended December 31, 1995     1,783,302         -           -       (524,736)     1,258,566
Year ended December 31, 1994     1,878,335         -           -        (95,033)      1,783,302

