Form 10-Q
period 1997-03-31
MONROC INC
filed 1997-05-14
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1997.

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.  For the transition period from
_____________ to _______________.

Commission File Number  0-23880


                                Monroc, Inc.

                  Delaware                              87-0436697
          ------------------------                   ----------------
          (State of incorporation)                   (I.R.S. Employer
                                                  Identification Number)


P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah   84110
-------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number               801-359-3701


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  Yes   X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at April 30, 1997
    ---------------------            ----------------------------------

Common Stock, $0.01 par value                  4,467,000 shares

                  PART I.  FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

                               MONROC, INC.

                        CONSOLIDATED BALANCE SHEETS
                                 ASSETS

                                                    March 31,      December 31,
                                                      1997             1996
                                                ---------------- --------------
CURRENT ASSETS:                                    (UNAUDITED)
  Cash and cash equivalents                         $361,121       $1,189,631
  Accounts receivable, net of allowance
    for discounts and doubtful accounts
    of $277,875 at March 31, 1997 and
    $301,624 at December 31, 1996                 12,072,429       13,201,601
  Costs and estimated earnings in excess
    of billings on uncompleted contracts             332,991          181,634
  Inventories                                      3,849,192        3,977,274
  Prepaid expenses                                   758,573        1,305,491
                                                ---------------- --------------
        Total current assets                      17,374,306       19,855,631

PROPERTY, PLANT AND EQUIPMENT, AT COST            27,254,277       27,310,062
  Less accumulated depreciation and
    amortization                                  11,531,495       11,802,432
                                                ---------------- --------------
                                                  15,722,782       15,507,630

AGGREGATE DEPOSITS                                 2,477,154        2,477,154
  Less accumulated depletion                         352,460          337,595
                                                ---------------- --------------
                                                   2,124,694        2,139,559

LAND                                               2,377,554        2,352,155

OTHER ASSETS, at cost, less accumulated
  amortization of $309,746 at March 31, 1997
  and $363,660 at December 31, 1996                  765,456          783,277
                                                ---------------- --------------

          TOTAL ASSETS                           $38,364,792      $40,638,252
                                                ================ ==============

                                    (CONTINUED)

        The accompanying notes are an integral part of these statements

                                  MONROC, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,      December 31,
                                                      1997             1996
                                                ---------------- --------------
                                                  (UNAUDITED)
CURRENT LIABILITIES:
  Notes payable                                   $4,118,077       $5,354,688
  Current maturities of long-term obligations      1,273,582        1,131,289
  Trade accounts payable                           4,264,230        6,328,925
  Accrued liabilities                              1,817,099        1,549,652
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                832,174          690,254
                                                ---------------- --------------
        Total current liabilities                 12,305,162       15,054,808

LONG-TERM OBLIGATIONS, less current maturities     5,459,716        5,161,743
DEFERRED COMPENSATION                                750,201          779,263
DEFERRED INCOME TAXES                                971,855          971,855
COMMITMENTS AND CONTINGENCIES                              0                0

STOCKHOLDERS' EQUITY:
  Preferred stoc
    authorized; none issued                                0                0
  Common stock, $0.01 par value; 20,000,000
    shares authorized; issued and outstanding
    4,467,000 shares                                  44,670           44,670
  Capital in excess of par value                  24,481,864       24,481,864
  Accumulated deficit                             (3,324,630)      (3,331,905)
                                                ---------------- --------------
                                                  21,201,904       21,194,629
  Less unpaid principal of Employee Stock
    Ownership Plan note receivable                (2,324,046)      (2,524,046)
                                                ---------------- --------------
    TOTAL STOCKHOLDERS' EQUITY                    18,877,858       18,670,583
                                                ---------------- --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $38,364,792      $40,638,252
                                                ================ ==============

        The accompanying notes are an integral part of these statements.

                                 MONROC, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      1997             1996
                                                ---------------- --------------

Sales                                            $14,913,135       $9,204,260

Costs and expenses
  Cost of sales                                   12,867,731        8,481,553
  General and administrative                       1,611,033        1,439,138
  Contr                                              200,000          200,000
                                                ---------------- --------------
                                                  14,678,764       10,120,691
                                                ---------------- --------------
    Operating profit (loss)                          234,371         (916,431)

Other income (expense)
  Gain on sale of property, plant, equipment
    and land                                           3,825              168
  Interest income                                      8,377           44,604
  Interest expense                                  (239,245)        (169,029)
                                                ---------------- --------------
                                                    (227,043)        (124,257)
                                                ---------------- --------------
    Income ( Loss) before income taxes                 7,328       (1,040,688)
Income taxes                                               0                0
                                                ---------------- --------------
    NET INCOME (LOSS)                                 $7,328      $(1,040,688)
                                                ================ ==============
Income (loss) per common share                         $0.00           $(0.23)
                                                ================ ==============
Weighted average common shares outstanding         4,467,000        4,467,000


       The accompanying notes are an integral part of these statements

                                 MONROC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                       Three Months Ended
                                                             March 31,
                                                      1997             1996
                                                ---------------- --------------
Cash flows from operating activities:

  Net income (loss)                                   $7,328      ($1,040,688)

  Adjustments to reconcile net income (loss) to
    net cash generated (used) in operating
    activities
    Depreciation and amortization of property,
      plant & equipment                              569,130          599,782
    Provision for contribution to ESOP and
      repayment of ESOP note receivable              200,000          200,000
    Amortization of other assets                      17,821           20,208
    Provision for discounts and doubtful
      accounts                                          (966)          (1,675)
    Depletion of aggregate deposits                   14,865           10,388
    Loss on sale of property, plant,
      equipment and land                             259,230              168
    Changes in assets and liabilities:
      Accounts receivable                          1,130,138        1,059,111
      Costs and estimated earnings in excess
        of billings on uncompleted contracts        (151,357)        (396,081)
      Inventories                                    128,082         (474,974)
      Prepaid expenses                               546,918         (243,042)
      Land                                           (25,399)          (4,471)
      Trade accounts payable                      (2,064,695)      (1,070,898)
      Accrued liabilities                            267,447          347,833
      Billings in excess of costs and estimated
        earnings on uncompleted contracts            141,920         (118,254)
      Deferred compensation                          (29,062)          23,549
                                                ---------------- --------------
          Net cash generated (used) in
            operating activities                   1,011,400       (1,089,044)

Cash flows from investing activities:
  Additions to property, plant and equipment      (1,043,512)        (187,732)
  Proceeds from sale of property, plant,
    equipment, and land                                    0          126,500
                                                ---------------- --------------
          Net cash used in investing activities   (1,043,512)         (61,232)




                                  (CONTINUED)

         The accompanying notes are an integral part of these statements.

                                  MONROC, INC.

                                  (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                      1997             1996
                                                ---------------- --------------
Cash flows from financing activities:
  Net decrease in notes payable                   (1,236,611)         (65,422)
  Principal payments on long-term obligations       (125,078)      (2,062,997)
  Issuance of long-term obligations                  565,291          229,000
                                                ---------------- --------------
          Net cash used in financing activities     (796,398)      (1,899,419)
                                                ---------------- --------------
          Net decrease in cash and cash
            equivalents                             (828,510)      (3,049,695)

Cash and cash equivalents at beginning of period   1,189,631        6,506,751
                                                ---------------- --------------
Cash and cash equivalents at end of period          $361,121       $3,457,056
                                                ================ ==============

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest                                          $203,325         $236,134
  Income taxes                                           960            8,410







        The accompanying notes are an integral part of these statements.

                           MONROC, INC

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclicality of the Company's businesses, the operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2.  Environmental Matters

     The Company is currently the owner of property located in Murray, Utah which contains mining slag previously deposited by the former owner. The slag contains certain heavy metals including lead and arsenic which may have leached from the slag into the environment. This and adjoining properties have been proposed by the Environmental Protection Agency (EPA) for listing on the National Priorities List for cleanup of the slag and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. The Company has not been designated a Potentially Responsible Party by the EPA with respect to cleanup of any waste at this site.

     The Company has been participating in a study group with the EPA, the former owner, Murray City and the other current landowners to develop a plan that would result in the remediation of the problems described above. An agreement in principle has been reached among all parties, and upon execution of the agreement in May, 1997, the EPA will begin the process of preparing a consent agreement in 1997. Cleanup will take one to two years to accomplish and will involve a combination of offsite disposal, depositing of contaminated soils in a proposed roadway, redevelopment of the area under certain zoning restrictions and on site treatment. The agreement in principle requires the Company to contribute a certain amount of its property for the roadway as its share of the clean up costs as well as participate in a local improvement district for the installation of curb, gutter and sidewalks along the proposed roadway. Until approval of a final consent agreement, it is still uncertain as to the full financial impact on the Company, if any.

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

Note 3.   Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing both basic and diluted EPS previously found in Accounting Principles Board Opinion (APB) Opinion No. 15.

     Under the new statement, basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 including interim periods with earlier application not permitted. Implementation will not have a material effect of the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included elsewhere in this report. Also, the discussion should be read in conjunction with the audited consolidated Financial Statements and related Notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Results of Operations - Three Months Ended March 31

     Sales increased 62% from $9,204,260 for the three month period ended March 31, 1996 ("1996 period") to $14,913,135 for the three months ended March 31, 1997 ("1997 period"). Sales for the Prestress Division were 102% higher in the 1997 period compared to the 1996 period because of higher volume related to production on the $21 million Snake River Correctional Facility contract in Ontario, Oregon. Ready mix concrete sales were up 21% due to increased volume in most markets due to mild winter conditions and good construction activity. Sand and gravel sales were also 150% higher in the 1997 period due to the operation of the Point of the Mountain pit which commenced in the third quarter of the 1996 as well as production of materials for modifications to Interstate 15
 ("I-15") north of the Company's Beck Street pit.

     The Company is engaged in negotiations to supply certain materials, including aggregates, ready mix concrete and prestress concrete products, to Wasatch Constructors for use in the I-15 reconstruction project in Salt Lake County. The Utah Department of Transportation previously awarded the I-15 reconstruction contract to Wasatch Constructors. The Company has entered into a preliminary Memorandum of Understanding with Wasatch Constructors to supply aggregates and other materials for the project, but the parties have not reached a definitive agreement. Accordingly, it is not possible to assess what impact the I-15 project may have on the Company's future business and financial performance.

     General and administrative costs were $1,611,033 in the 1997 period compared to $1,439,138 in the 1996 period. Most of this increase was due to management changes made to improve the operating capability of the Company and extra staff to meet the demands of the Snake River Correctional Facility contract.

     For the three month period, operating income increased $1,150,802 from an operating loss of $916,431 in the 1996 period to an operating profit of
$234,371 in the 1997 period.   Most of the improvement in the 1997 period is
due to increased volume as described above. In addition, the Company experienced favorable operating efficiencies from changes made under its new management and from the milder winter weather.

     Interest expense increased to $239,245 in the 1997 period compared to $169,029 in the 1996 period due to increased borrowings from the CIT Group under the Company's revolving line of credit arrangement. The funds from such borrowings were used primarily to finance higher working capital requirements. (See "Liquidity and Capital Resources" below).

     Net earnings of $7,328 or less than 1 cent per share was incurred in the 1997 period compared to a net loss of $1,040,688 or 23 cents a share in the comparable 1996 period. The increased income resulted from higher sales, improved efficiency and milder weather as discussed above.

Liquidity and Capital Resources

     The Company has the use of a credit facility provided by the CIT Group that includes a line of credit for working capital and term loans. The Company's liabilities to the CIT Group are secured by liens on substantially all of the Company's real and personal property. As of March 31, 1997, total borrowings under the CIT loan agreement totaled $6,118, 077 compared to $4,939,784 at December 31, 1996. Total availability under the line of credit was $8,881,923 as of March 31, 1997.

     As of March 31, 1997, the Company had positive working capital of $5,069,144 compared to a positive working capital balance of $4,800,823 at December 31, 1996. Cash generated from operations was $1,011,400 for the 1997 period versus cash used of $1,089,044 in the 1996 period. Most of the improvement in operating cash flow in the 1997 period was the result of the increased earnings and a $546,918 reduction in prepaid expenses as the Snake River Correctional Facility contract approaches completion. Cash used in investing activities increased to $1,043,512 in the 1997 period from $61,232 in the 1996 period. Most of the equipment acquired in the 1996 period was done with off balance sheet operating leases. Overall, the Company expects investment in equipment to be. Also, cash used for financing activities was $796,398 for the 1997 period compared to cash used in financing activities of $1,899,419 in the 1996 period. In the 1997 period, the Company is doing more financing with capital leases and loans versus operating leases and in the 1996 period, the Company paid down the term loans with CIT $2,000,000 from proceeds of the private placement of stock.

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

Part II.      Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit 11 - Calculation of Earnings (Loss) Per Share

               Exhibit 27 - Financial Data Schedule

         (b) The Company filed a Current Report on Form 8-K, dated April 9, 1997 to report the change of the Company's auditors from Grant Thornton, LLP to Deloitte & Touch, LLP.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Monroc, Inc.
                                            ----------------------
                                                  Registrant


Date:    May 14, 1997                        /s/ L. William Rands
      -------------------                   ----------------------
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