Form 10-Q
period 1997-06-30
MONROC INC
filed 1997-08-14
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1997.

	OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.  For the transition period from __________ to __________.

Commission File Number  0-23880
                        -------

                               Monroc, Inc.

             Delaware                              87-0436697
     ------------------------                   ------------------
     (State of incorporation)                   (I.R.S. Employer
                                             Identification Number)


         P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah   84110
         ------------------------------------------------------------
               (Address of principal executive offices)

Registrant's telephone number               801-359-3701
                                            ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.  Yes   X   No
                                                   -----    -----
                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at July 31, 1997
-----------------------------              ----------------------------

Common Stock, $0.01 par value			4,870,438 shares

                                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MONROC, INC.
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS


                                                          June 30, December 31,
                                                            1997      1996
                                                          ---------  ----------
CURRENT ASSETS:                                          (Unaudited)
    Cash and cash equivalents                              $800,257  $1,189,631
    Accounts receivable, net of allowance for discounts
      and doubtful accounts of $281,615 at June 30,
      1997 and $301,624 at December 31, 1996             10,078,215  13,201,601
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                              578,800     181,634
    Inventories                                           3,812,513   3,977,274
    Prepaid expenses                                        540,742   1,305,491
                                                          ---------  ----------

        Total current assets                             15,810,527  19,855,631

PROPERTY, PLANT AND EQUIPMENT, AT COST                   28,392,042  27,310,062
    Less accumulated depreciation and amortization       11,698,629  11,802,432
                                                          ---------  ----------
                                                         16,693,413  15,507,630

AGGREGATE DEPOSITS                                        2,477,154   2,477,154
    Less accumulated depletion                              378,702     337,595
                                                          ---------  ----------
                                                          2,098,452   2,139,559

LAND                                                      2,523,491   2,352,155

OTHER ASSETS, at cost, less accumulated amortization
    of $337,438 at June 30, 1997 and $363,660 at
    December 31, 1996                                       747,784     783,277
                                                          ---------  ----------

          TOTAL ASSETS                                   $37,873,66 $40,638,252
                                                         ========== ===========

                                      (Continued)

            The accompanying notes are an integral part of these statements

                                   MONROC, INC.

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           June 30, December 31,
                                                             1997      1996
                                                        ----------- -----------
                                                         (Unaudited)
CURRENT LIABILITIES:
    Notes payable                                        $3,640,027  $5,354,688
    Current maturities of long-term obligations           1,300,053   1,131,289
    Trade accounts payable                                3,339,544   6,328,925
    Accrued liabilities                                   2,194,854   1,549,652
    Billings in excess of costs and estimated earnings
          on uncompleted contracts                          424,093     690,254
                                                        ----------- -----------
        Total current liabilities                        10,898,571  15,054,808

LONG-TERM OBLIGATIONS, less current maturities            5,596,318   5,161,743
DEFERRED COMPENSATION                                       735,305     779,263
DEFERRED INCOME TAXES                                       971,855     971,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000
      shares authorized; none issued
    Common stock, $0.01 par value; 20,000,000
      shares authorized; issued and
      outstanding 4,870,438 shares                           44,670      44,670
    Capital in excess of par value                       24,481,864  24,481,864
    Accumulated deficit                                 (2,730,870) (3,331,905)
                                                        ----------- -----------
                                                         21,795,664  21,194,629
    Less unpaid principal of Employee Stock
      Ownership Plan note receivable                    (2,124,046) (2,524,046)
                                                        ----------- -----------
      TOTAL STOCKHOLDERS' EQUITY                         19,671,618  18,670,583
                                                        ----------- -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $37,873,66 $40,638,252
                                                          =========  ==========

         The accompanying notes are an integral part of these statements.

                                  MONROC, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                          Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                           1997         1996      1997       1996
                                                      ------------  -----------   ---------  -----------

Sales                                                  $16,352,296  $19,416,157 $31,265,431  $28,620,417

Costs and expenses
    Cost of sales                                       13,753,480   16,855,930  26,621,211   25,337,483
    General and administrative                           1,594,860    1,472,199   3,205,893    2,911,337
    Contribution to ESOP                                   200,000      200,000     400,000      400,000
                                                       -----------   ----------    --------   ----------
                                                        15,548,340   18,528,129  30,227,104   28,648,820
                                                       -----------   ----------    --------   ----------
      Operating profit (loss)                              803,956      888,028   1,038,327     (28,403)

Other income (expense)
    Gain on sale of property, plant, equipment
      and land                                             201,589       45,410     205,414       45,578
    Interest income                                          6,190        8,483      14,567       53,087
    Interest expense                                     (247,821)    (170,582)   (487,066)    (339,611)
                                                       -----------   ----------    --------   ----------
                                                          (40,042)    (116,689)   (267,085)    (240,946)
                                                       -----------   ----------    --------   ----------
      Earnings ( Loss) before income taxes                 763,914      771,339     771,242    (269,349)
Income taxes                                                     0            0           0            0
                                                       -----------   ----------    --------   ----------
      NET EARNINGS (LOSS)                                $763,914      $771,339    $771,242   $(269,349)
                                                       ==========    ==========   =========   ==========
Primary earnings (loss) per common share and
 common equivalent                                          $0.16         $0.17       $0.16     ($0.06)
Fully diluted earnings (loss) per common
 share and common equivalent                                $0.15         $0.17       $0.15     ($0.06)
                                                       ==========    ==========   ========= ==========
Weighted average common shares outstanding: Primary      4,870,438    4,467,000   4,675,806  4,467,000
                                      Fully Diluted      5,060,000    4,467,000   5,052,027  4,467,000

           The accompanying notes are an integral part of these statements

                                    MONROC, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                             Six Months Ended
                                                                 June 30
                                                             1997      1996
                                                         ---------- ----------
Cash flows from operating activities:

    Net income (loss)                                     $771,242   ($269,349)
    Adjustments to reconcile net income (loss) to net
      cash generated (used) in operating activities
      Depreciation and amortization of property,
       plant & equipment                                 1,150,678    1,203,752
      Provision for contribution to ESOP                   400,000      400,000
      Amortization of other assets                          35,493       40,416
      Depletion of aggregate deposits                       41,107       35,613
      (Gain) loss on sale and abandonment of property,
       plant, and equipment                                306,652     (45,578)
      Changes in assets and liabilities:
        Accounts receivable                              3,123,386  (4,857,162)
        Costs and estimated earnings in excess of
         billings on uncompleted contracts               (397,166)    (311,541)
        Inventories                                        164,760    (558,387)
        Prepaid expenses                                   764,749    (668,752)
        Land                                             (171,335)     (29,257)
        Trade accounts payable                         (2,989,381)    2,194,442
        Accrued liabilities                                645,202      985,197
        Billings in excess of costs and estimated
         earnings on uncompleted contracts               (266,161)      237,070
        Deferred compensation                             (43,958)       43,936
                                                         ---------- ----------

            Net cash generated (used) in
             operating activities                        3,535,268  (1,599,600)

Cash flows from investing activities:
    Additions to property, plant and equipment         (2,643,113)  (3,057,773)
    Proceeds from sale of property, plant,
     equipment, and land                                         0       82,655
                                                         ---------- ----------
            Net cash used in investing activities      (2,643,113)  (2,975,118)
                                                       ===========  ===========



                                           (Continued)
            The accompanying notes are an integral part of these statements.

                                    MONROC, INC.

                                    (Unaudited)


                                                           Six Months Ended
                                                                June 30
                                                            1997       1996
                                                         ---------- -----------

Cash flows from financing activities:
    Net increase (decrease) in notes payable            (1,714,661)   1,773,461
    Principal payments on long-term obligations           (715,656) (2,391,249)
    Purchase of Monroc Stock Warrants                     (170,207)           0
    Issuance of long-term obligations                     1,318,995     872,182
                                                         ---------- -----------
            Net cash generated (used) in financing
             activities                                 (1,281,529)     254,394
                                                         ---------- -----------
            Net decrease in cash and cash equivalents     (389,374) (4,320,324)

Cash and cash equivalents at beginning of period          1,189,631   6,506,751
                                                         ---------- -----------
Cash and cash equivalents at end of period                 $800,257  $2,186,427
                                                         ==========  ==========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                               $487,066    $339,611
    Income taxes



         The accompanying notes are an integral part of these statements.

                              MONROC, INC
                              -----------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ------------------------------------------
                              (Unaudited)



Note 1.  Basis of Presentation


        The accompanying unaudited consolidated financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclicality of the Company's businesses, the operating results for the six months ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

        The Company has been participating in a study group with the EPA, the former owner, Murray City and the other current landowners to develop a plan that would result in the remediation of the problems described above. An Agreement in Principle was signed among all parties on May 5, 1997, The EPA has begun the process of preparing a consent agreement which is scheduled for signature in late 1997. Cleanup will take six months to one year to accomplish and will involve a combination of offsite disposal, depositing of contaminated soils in a proposed roadway, redevelopment of the area under certain zoning restrictions and on site treatment. The agreement in principle requires the Company to contribute a certain amount of its property for the roadway as its share of the clean up costs as well as participate in a local improvement district for the installation of curb, gutter and sidewalks along the proposed roadway. Until approval of a final consent agreement, it is still uncertain as to the full financial impact on the Company, if any.

	Prior to learning of the potential presence of lead in the slag from the Murray site, the Company sold some of the slag for use in road base and railroad fill. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

	On May 5, 1997, the Company entered into an agreement to sell its total acreage in Murray, Utah to The Boyer Company, L.C. for a total purchase price of approximately $1.8 million. The agreement is subject to the purchaser obtaining necessary zoning and permits. Pursuant to the agreement, the purchaser will also assume the Company's liabilities under the agreement in principle and the proposed EPA consent agreement described above. Subject to certain conditions, the Company expects the sale of the Murray property to close on of before April 1, 1998.

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

	In June 1997, the Financial Accounting Standards Board issued SFAS
No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The impact on FSCO of the adoption of SFAS No. 130 has not yet been fully determined.

	In June 1997, the Financial Accounting Standards Board issued SFAS
No. 131 "Disclosures About Segments of an Enterprise and Related
Information" which establishes standards for the way that public businesses report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also established standards for related disclosures about products and services, geographical areas, and major customers. It supersedes SFAS No. 14 but retains the requirement to report information about major customers. It amends SFAS No. 94 to remove the special disclosure requirements for previously unconsolidated subsidiaries.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The adoption of SFAS No. 131 will result in additional disclosures but is no expected to have a material impact on FSCO's results of operations of financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

	The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included elsewhere in this report. Also, the discussion should be read in conjunction with the audited consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 1996. See "Risks and
Uncertainties" and "Seasonality" for trends and uncertainties known to the Company that could cause reported financial information not to be necessarily indicative of the future, including discussion of the effects of seasonality on the Company.

Results of Operations - Three Months Ended June 30
--------------------------------------------------

        Sales for the three-month period ended June 30, 1997 ("the 1997 period"), were $16,352,296 compared to $19,416,157 for the three month ended June 30, 1996 ("the 1996 period"). Sales for the Prestress Division decreased by $2,613,000 as a result of the completion of the Company's Snake River Correctional Facility contract in Ontario, Oregon in May 1997. Sand and Gravel sales increased by 34% in the 1997 period compared to the 1996 period due to strong demand in the Salt Lake Valley. Ready Mix concrete sales in Boise, Idaho increased by 21% in 1997 compared to the 1996 period. This increase was due primarily to recent strong economic activity in the Boise market.

	Operating income was $803,956 or 4.9% of sales for the 1997 period compared to $888,028 or 4.5% of sales in the 1996 period. A continued emphasis on reducing operating costs along with a focus on high margin products contributed to the percentage increase.

	Net earnings were $763,914 or $.16 per share for the 1997 period versus $771,339 or $.17 per share for the 1996 period. The effect of the 15.8% reduction in sales on net earnings was partially offset by management's continued emphasis on reducing operating costs.

	Interest expense increased to $247,821 for the 1997 period compared to $170,582 in the 1996 period due to increased borrowings to support working capital requirements. These additional funds were borrowed from the CIT
Group under the company's revolving line of credit arrangement. See "Liquidity and Capital Resources below".

Results of Operations - Six Months Ended June 30
------------------------------------------------

	Sales increased 9% from $28,620,417 for the six month period ended
June 30, 1996 ("1996 period") to $31,265,431 for the six months ended June 30, 1997 ("1997 period"). Sales for the Prestress Division were 113% higher in the 1997 period compared to the 1996 period primarily due to higher volume related to production on the $21 million Snake River Correctional Facility contract in Ontario, Oregon. Work on the Snake River facility was completed in May 1997. Ready mix concrete sales were up 5% due to increased volume in the Salt Lake and Boise markets. Sand and gravel sales were also 162% higher in the 1997 period due to the operation of the Point of the Mountain pit which commenced in the third quarter of 1996 as well as production of materials for modifications to I-15 in Salt Lake County.

	General and administrative costs were $3,205,893 in the 1997 period compared to $2,911,337 in the 1996 period. Most of this increase was due to management changes made to improve the operating capability of the Company and the addition of extra staff to meet the demands of the Snake River Correctional Facility contract.

 	Operating income increased $1,066,730 from an operating loss of $28,403 in the 1996 period to an operating profit of $1,038,327 in the 1997 period. Most of the improvement in the 1997 period is due to increased sales volume in higher margin products such as Prestress and Sand and Gravel. In addition, the Company experienced favorable operating efficiencies from changes made under its new management.

        Interest expense increased to $487,066 in the 1997 period compared to $339,611 in the 1996 period due to increased borrowings from the CIT Group under the Company's revolving line of credit arrangement. The funds from such borrowings were used primarily to finance higher working capital requirements. See "Liquidity and Capital Resources" below.

        Net earnings of $771,242 or 16 cents per share were realized in the 1997 period compared to a net loss of $269,349 or 6 cents per share in the comparable 1996 period. The increased income resulted from higher sales and improved margins.

Repurchase of Warrants
----------------------

	As part of the underwriting agreement when the company went public in May of 1994, 60,000 warrants exercisable at $5.50 per common share were issued to the underwriters. Under the Underwriting Agreement, those shares were not registered but warrant holders of more than 50% of the warrants could demand that the company register the shares. In June 1997, holders of warrants for 52,500 shares requested that company register the offering. The company then exercised its right to buy the warrants at the difference between the market price as determined by a formula in the Underwriting Agreement and the exercise price. The warrants were repurchased at a total cost of $170,207.

Liquidity and Capital Resources
-------------------------------

        The Company has the use of a credit facility provided by the CIT Group that includes a line of credit for working capital and term loans. The Company's liabilities to the CIT Group are secured by liens on substantially all of the Company's real and personal property. As of June 30, 1997, total borrowings under the CIT loan agreement totaled $5,640,027 compared to $7,354,688 at December 31, 1996. Total availability under the line of credit was $9,359,973 as of June 30, 1997.

        As of June 30, 1997 the Company had positive working capital of $4,911,956 compared to a positive working capital balance of $4,800,823 at December 31, 1996. Cash generated from operations was $3,535,268 for the six month 1997 period as compared to cash used of $1,599,600 in the 1996 period. Most of the improvement in operating cash flow in the 1997 period was the result of a $3.1 million decrease in accounts receivable. Cash used in investing activities decreased to $2,643,113 in the 1997 period from $2,975,118 in the 1996 period. Much of the equipment acquired in the 1996 period was acquired with off-balance sheet operating leases. Overall, the Company expects investment in equipment to be significantly lower for total year 1997 compared to 1996. Also, cash used for financing activities was $1,281,529 for the 1997 period compared to cash generated in financing activities of $254,394 in the 1996 period. In the 1997 six month period, the Company paid down the CIT revolving credit line by $1,714,661 compared to an increase in the credit line of $1,773,461 in the 1996 six month period.

        The Company continues to explore and evaluate various opportunities to increase shareholder value. Such opportunities may include acquiring other complimentary businesses or assets. Such acquisitions could impact the Company's liquidity position if cash were required to fund any such acquisition or the operations of any acquired business.

Risks and Uncertainties
-----------------------

FORWARD-LOOKING STATEMENTS - The Company cautions the reader that statements made in this quarterly report that are not descriptions of historical fact are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties and are based on certain assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated. Factors that might cause such differences include, but are not limited to, risks and uncertainties associated with management of the Company's growth, the Company's planned expansion into new markets, competition from other companies, seasonality and cyclicality and regulation of the Company's operations by numerous federal, state and local laws and regulations including environmental matters (see note 2 to the consolidated financial statements). For a more detailed discussion of these and other risks please refer to the documents filed by the Company with the Securities and Exchange
Commission, specifically the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Seasonality
-----------

        The Company services the construction industry principally in areas where construction activity is restricted during the winter. As a result, the Company experiences reduced revenues generally from December through March and realizes the substantial part of its revenues during the other months of the year. The Company generally incurs losses during the winter months and must have sufficient working capital to fund operations at a reduced level.
 In addition, variations in the severity of inclimate weather during the remaining months of the year could negatively influence the Company's results of operations.

 	Financial performance of the Company in any one-quarter of the year should not be considered a reliable indicator of the anticipated current year results. The seasonality and variability of weather conditions as well as the cyclicality of demand in response to factors such as interest rate changes can cause significant fluctuations in financial results from quarter to quarter and from year to year.

Part II.      Other Information
--------      -----------------

Item 5. Other Information
        -----------------

	On August 12, 1997 the Company issued a press release announcing that it has engaged the investment banking firm of Dillon Read & Co. to help the Company explore various strategic alternatives of capital structuring, including, but not limited to, a sale of all or part of the Company, strategic alliances or a merger with a suitable partner.

        The Company is engaged in negotiations to supply certain materials, including aggregates, ready mix concrete and Prestress concrete products, to Wasatch Constructors for use in the Interstate 15 ("I-15") reconstruction project in Salt Lake County. The Utah Department of Transportation previously awarded the I-15 reconstruction contract to Wasatch Constructors. The Company has entered into a preliminary Memorandum of Understanding with Wasatch Constructors to supply aggregates and other materials for the project, but the parties have not reached a definitive agreement. Accordingly, it is not possible to assess what impact I-15 project may have on the Company's future business and financial performance.

        The Company continues to explore and evaluate various opportunities which could increase shareholder value. Such opportunities may include acquiring other complimentary businesses or assets.

FORWARD-LOOKING STATEMENTS - The statements made in this
Item 5 above are forward-looking statements and are subject to risks and uncertainties which may cause actual events to vary materially from the forward-looking statements. Factors which may cause such results to vary include, without limitation, the Company's ability or inability to find a suitable partner or buyer or buyers of all or part of the Company at acceptable valuation levels and on terms acceptable to the Company, the receipt of regulatory approvals, the inability to reach a definitive agreement with Wasatch Constructors regarding the I-15 construction project and the Company's ability to acquire complimentary businesses or assets.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

        (a)     Exhibits

      	Exhibit 11 - Calculation of Earnings (Loss) Per Share

        Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

        On April 14, 1997 the Company filed a current report on Form 8-K dated April 9, 1997 providing the required disclosure regarding the Company's change in its certifying accountants.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Monroc, Inc.
                                              ----------------
                                                 Registrant


Date:    August 14, 1997                    /s/ L. William Rands
      ---------------------                 ------------------------
                                            L. William Rands
                                            Vice President and Chief
                                            Financial and Accounting
                                            Officer

                          INDEX OF EXHIBITS
                          -----------------


Exhibit 11 -	Calculation of Earnings (Loss) Per Share

Exhibit 27 -	Financial Data Schedule