Form 10-Q
period 1997-09-30
MONROC INC
filed 1997-11-14
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1997.

	OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.  For the transition period from
________________ to ________________.

Commission File Number  0-23880
                       ---------

                                 Monroc, Inc.

        Delaware                              87-0436697
------------------------                   ------------------
(State of incorporation)                   (I.R.S. Employer
                                            Identification Number)


P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah  84110
------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number               801-359-3701
                                       ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirement for the past 90 days.  Yes   X   No _____
                                                   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding in each of the issuer's classes of common stock, as of the latest practicable date.

       Class                             Outstanding at September 30, 1997
--------------------------              -----------------------------------

Common Stock, $0.01 par value			4,507,500 shares

                                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   MONROC, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS


                                                     September 30, December 31,
                                                          1997        1996
                                                     ------------- ------------
CURRENT ASSETS:
  Cash and cash equivalents                            $   808,320 $ 1,189,631
  Accounts receivable, net of allowance for discounts
    and doubtful accounts of $344,940 at September 30,
    1997 and $301,624 at December 31, 1996              11,494,889  13,201,601
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                               228,957     181,634
  Inventories                                            4,449,348   3,977,274
  Prepaid expenses                                       1,237,523   1,305,491
                                                     ------------- ------------
      Total current assets                              18,219,037  19,855,631

PROPERTY, PLANT AND EQUIPMENT, AT COST                  29,463,399  27,310,062
  Less accumulated depreciation and amortization        12,130,526  11,802,432
                                                     ------------- ------------
                                                        17,332,873  15,507,630

AGGREGATE DEPOSITS                                       2,477,154   2,477,154
  Less accumulated depletion                               414,912     337,595
                                                     ------------- ------------
                                                         2,062,242   2,139,559

LAND                                                     2,685,819   2,352,155

OTHER ASSETS, at cost, less accumulated
 amortization of $413,114 at September 30,
 1997 and $363,660 at December                             733,823     783,277
                                                     ------------- ------------

          TOTAL ASSETS                                $ 41,033,794 $40,638,252
                                                     ============= ============

                                (Continued)

    The accompanying notes are an integral part of these statements

                                MONROC, INC.

                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     September 30, December 31,
                                                          1997         1996
                                                     ------------- ------------

                                                      (Unaudited)
CURRENT LIABILITIES:
    Notes payable                                     $ 4,943,813  $ 5,354,688
    Current maturities of long-term obligations         1,286,000    1,131,289
    Trade accounts payable                              4,188,682    6,328,925
    Accrued liabilities                                 2,378,109    1,549,652
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                    217,816      690,254
                                                     ------------- ------------

        Total current liabilities                      13,014,420   15,054,808

LONG-TERM OBLIGATIONS, less current maturities          5,221,965    5,161,743
DEFERRED COMPENSATION                                     739,322      779,263
DEFERRED INCOME TAXES                                     971,855      971,855

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.01 par value; 1,000,000
     shares authorized; none issued
    Common stock, $0.01 par value; 20,000,000
     shares authorized; issued and outstanding
     4,507,500 shares September 30, 1997; issued
     and outstanding 4,467,500 shares
     December 31, 1996                                     45,075       44,670
    Capital in excess of par value                     24,474,988   24,481,864
    Accumulated deficit                                (1,509,785)  (3,331,905)
                                                     ------------- ------------
                                                       23,010,278   21,194,629
    Less unpaid principal of Employee Stock
     Ownership Plan note receivable                    (1,924,046)  (2,524,046)
                                                     ------------- ------------

      TOTAL STOCKHOLDERS' EQUITY                       21,086,232   18,670,583
                                                     ------------- ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 41,033,794  $40,638,252
                                                     ============  ============

       The accompanying notes are an integral part of these statements.

                                 MONROC, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                    Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                     1997       1996         1997       1996
                                                 ----------- -----------  ----------- -----------
Sales                                            $16,192,520 $22,245,881  $47,457,951 $50,866,298

Costs and expenses
    Cost of sales                                 13,330,382  19,563,374   39,951,592  44,900,857
    General and administrative                     1,463,864   1,441,218    4,669,757   4,352,555
    Contribution to ESOP                             200,000     200,000      600,000     600,000
    Restructuring Expense                                  0   1,500,000            0   1,500,000
                                                 ----------- -----------  ----------- -----------
                                                  14,994,246  22,704,592   45,221,349  51,353,412
                                                 ----------- -----------  ----------- -----------
      Operating profit (loss)                      1,198,274   (458,711)    2,236,602   (487,114)

Other income (expense)
    Gain on sale of property, plant, equipment
      and land                                       108,767      2,235       314,181      47,913
    Interest income                                   10,766      8,984        25,333      62,071
    Interest expense                               (266,929)  (209,453)     (753,996)   (549,064)
                                                 ----------- -----------  ----------- -----------
                                                   (147,396)  (198,234)     (414,482)   (439,080)
                                                 ----------- -----------  ----------- -----------
      Earnings ( Loss) before income taxes         1,050,878  (656,945)     1,822,120   (926,194)
Income taxes                                               0          0             0          0
                                                 ----------- -----------  ----------- -----------
      NET EARNINGS (LOSS)                        $ 1,050,878  ($656,945)  $ 1,822,120  ($926,194)
                                                 =========== =========== ============  ==========
Primary earnings (loss) per common share and
 common equivalent                                   $0.21     ($0.15)      $0.34        ($0.21)
Fully diluted earnings (loss) per common share
 and common equivalent                               $0.18     ($0.15)      $0.32        ($0.21)
                                                 =========== =========== ============  ==========
Weighted average common shares outstanding:
                                Primary           4,904,871   4,467,000    5,379,064    4,467,000
                                Fully Diluted     5,708,150   4,467,000    5,683,767    4,467,000


                                MONROC, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                          Nine Months Ended
                                                             September 30,
                                                          1997        1996
                                                      ------------ ------------
Cash flows from operating activities:

    Net income (loss)                                  $1,822,120   ($926,194)

    Adjustments to reconcile net income (loss) to
      net cash generated (used) in operating activities
      Depreciation and amortization of property,
       plant & equipment                                1,709,402    1,805,538
      Provision for contribution to ESOP                  600,000      600,000
      Amortization of other assets                         49,454       60,625
      Depletion of aggregate deposits                      77,317       57,353
      Restructuring expenses                                    0    1,500,000
      Gain (loss) on sale and abandonment of
       property, plant, and equipment                     314,181      (53,394)
      Changes in assets and liabilities:                        0            0
        Accounts receivable                             1,706,712   (7,264,220)
        Costs and estimated earnings in excess of
         billings on uncompleted contracts                (47,323)    (343,713)
        Inventories                                      (472,074)    (415,631)
        Prepaid expenses                                   67,968     (845,388)
        Trade accounts payable                         (2,140,243)   1,432,059
        Accrued liabilities                               828,457    1,061,042
        Billings in excess of costs and estimated
         earnings on uncompleted contracts               (472,438)      (9,507)
        Deferred compensation                             (39,941)      55,832
                                                      ------------  -----------
            Net cash generated (used) in
             operating activities                       4,003,592   (3,285,598)

Cash flows from investing activities:
    Additions to property, plant and equipment         (3,848,826)  (4,327,661)
    Proceeds from sale of property, plant,
     equipment and land                                         0      (10,139)
    Land                                                 (333,664)    (561,588)
                                                      ------------  -----------
            Net cash used in investing activities      (4,182,490)  (4,899,388)




                                      (Continued)

             The accompanying notes are an integral part of these statements.

                                           MONROC, INC.

                                            (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                            1997       1996
                                                       ------------ -----------
Cash flows from financing activities:
    Net increase (decrease) in notes payable            (410,875)   4,821,050
    Principal payments on long-term obligations       (1,791,152)  (2,707,304)
    Purchase of Monroc Stock Warrants                   (185,786)           0
    Issurance of Common Stock                            179,315            0
    Issuance of long-term obligations                  2,006,085    1,335,129
                                                       -----------  -----------
            Net cash generated (used) in financing
             activities                                 (202,413)   3,448,875
                                                       -----------  -----------
            Net decrease in cash and cash equivalents   (381,311)  (4,736,111)

Cash and cash equivalents at beginning of period       1,189,631    6,506,751
                                                       -----------  -----------
Cash and cash equivalents at end of period             $ 808,320   $1,770,640
                                                       ===========  ===========

Supplemental disclosures of cash flow information
Cash paid during the period for:
    Interest                                           $ 692,082   $  647,240
    Income taxes                                             960       26,410


               The accompanying notes are an integral part of these statements.

                             MONROC, INC

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Changes in the estimates may affect amounts reported in future periods. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonality and cyclical nature of the Company's businesses, the operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for future periods, including for the year ending December 31, 1997. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2.  Environmental Matters

The Company is currently the owner of property located in Murray, Utah that contains mining slag previously deposited by the former owner. The slag contains certain heavy metals including lead and arsenic that may have leached from the slag into the environment. This and adjoining properties have been proposed by the Environmental Protection Agency ("EPA") for listing on the National Priorities List for cleanup of the slag and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs.
In such case, the Company would have a claim against the former owner for its respective share of these costs. On October 6, 1997, the EPA proposed a draft Remedial Design/Remedial Action Consent Decree ("CD"). As proposed, the CD requires the Company, to (i) contribute a certain amount of its property for the roadway as its share of the clean up costs, (ii) participate in a local improvement district for the installation of a curb, gutter and sidewalks along the proposed roadway, and (iii) implement certain institutional controls. In return, the Company will receive contribution protection and a covenant not to sue. Until approval of a final CD, it is still uncertain as to the full financial impact on the Company and the nature of the institutional controls.

The Company has been participating with the EPA, the former owner, Murray City and the other current landowners to develop a plan that would result in the remediation of the problems described above. An Agreement in Principle was signed among all parties on May 5, 1997.

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

        On May 5, 1997, the Company entered into an agreement to sell its total acreage in Murray, Utah to The Boyer Company, L.C. for a total purchase price of approximately $1.9 million. The agreement is subject to the purchaser obtaining necessary zoning and permits. Pursuant to the agreement, the purchaser will also assume the Company's liabilities under the agreement in principle and the CD described above. Subject to certain conditions, the Company expects the sale of the Murray property to close on of before January 1, 1999.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this report. Also, the discussion should be read in conjunction with the audited consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Shareholders which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. See "Risks and Uncertainties" and "Seasonality" for trends and uncertainties known to the Company that could cause reported financial information not to be necessarily indicative of the future, including discussion of the effects of seasonality on the Company.

Results of Operations - Three Months Ended September 30, 1997
-------------------------------------------------------------

        Sales for the three month period ended September 30, 1997 ("the 1997 period"), were $16,192,520 compared to $22,245,881 for the three month ended September 30, 1996 ("the 1996 period"). Sales for the Prestress Division decreased by $5,758,588 as a result of the completion of the Company's Snake River Correctional Facility contract in Ontario, Oregon in May 1997. Sand and Gravel sales increased by 15% in the 1997 period compared to the 1996 period due to strong demand in the Salt Lake City market. Ready Mix Concrete sales continue to be strong throughout the company. The Company's Boise, Idaho and Park City, Utah operations are experiencing month to month sales increases compared to the same 1996 period because of strong economic conditions in those areas.

	Operating income was $1,198,274 or 7.4% of sales for the 1997 period compared to a loss of $458,711 or 2.1% of sales in the 1996 period. A continued emphasis on selling high margin products along with controlling
operating costs have contributed to the improvement in operating income.   Net
earnings were $1,050,878 or 21 cents per share for the 1997 period versus a loss of $656,945 or 15 cents per share for the 1996 period.

        Interest expense increased to $266,929 for the 1997 period compared to $209,453 in the 1996 period due to increased borrowings to support working capital requirements. These additional funds were borrowed from the CIT Group under the company's revolving line of credit arrangement. See "Liquidity and Capital Resources below".

Results of Operations - Nine Months Ended September 30, 1997
------------------------------------------------------------

Sales decreased 7% from $50,866,298 for the nine months ended September
30, 1996 to $47,457,951 for the nine months ended September 30, 1997. Sales for the Prestress Division were 20% lower for the 1997 nine month period compared to the 1996 nine month period primarily due to lower volume related to production on the $21 million Snake River Correctional Facility contract in Ontario, Oregon. Work on the Snake River facility was completed in May 1997.
 Sand and gravel sales were 18% higher in the 1997 nine month period due to operation of the Point of the Mountain pit, in Salt Lake County, which commenced in the third quarter of 1996. This site is providing aggregate materials for modifications to Interstate 15 in Salt Lake County.

General and administrative costs were $4,669,757 for the 1997 nine month period compared to $4,352,555 in the 1996 nine month period. This increase was due to management changes made to improve the operating capability of the company and additional expenditures to meet increased sales in the Boise and Salt Lake City markets.

 Operating income increased $2,723,716 from an operating loss of $487,114 in the 1996 nine month period to an operating profit of $2,236,602 in the 1997 nine month period. The increase in the 1997 nine month period was attributable to a restructuring of the operations in late 1996 that included a one-time $1,500,000 restructuring charge. The Company believes the restructuring has enabled it to focus its efforts in the growing markets of Boise and Salt Lake City as well as its Aggregate and Ready Mix product lines. Interest expense increased to $753,996 in the 1997 nine period compared to $549,064 in the 1996 nine month period due to increased borrowings from the CIT Group under the Company's revolving line of credit arrangement. The funds from such borrowings were used primarily to finance capital expenditures in the Ready Mix and Sand and Gravel divisions. See "Liquidity and Capital Resources" below.

Net earnings of $1,822,120 or 34 cents per share were realized for the 1997 nine month period compared to a loss of $926,194 or 21 cents per share for the comparable 1996 nine month period. The increased income resulted from lower operating costs and improved margins.

Potential Sale of the Company
-----------------------------

On August 12, 1997 the Company issued a press release announcing that it has engaged the investment banking firm of Dillon Read & Co. to help the Company explore various strategic alternatives of capital structuring, including, but not limited to, a sale of all or part of the Company, strategic alliances or a merger with a suitable partner. The Company is engaged in preliminary discussions with several companies who have indicated an interest in potentially acquiring the company. Any such transactions would be subject to board and/or stockholder approvals, as required, definitive documentation and receipt of regulatory approvals.

Repurchase of Warrants
----------------------

	As part of the underwriting agreement when the Company went public in May of 1994, 60,000 warrants exercisable at $5.50 per common share were issued to the underwriters. Under the Underwriting Agreement, those shares were not registered but warrant holders of more than 50% of the warrants could demand that the company register the shares. From June 1997 to September 1997, holders of warrants for 58,250 shares requested that the company register the offering. The Company then exercised its right to buy the warrants at the difference between the market price as determined by a formula in the Underwriting Agreement and the exercise price. The warrants were repurchased at a total cost of $185,732.

Liquidity and Capital Resources
-------------------------------

The Company has the use of a credit facility provided by the CIT Group that includes a $15,000,000 line of credit for working capital and term loans.
 The Company's liabilities to the CIT Group are secured by liens on substantially all of the Company's real and personal property. As of September 30, 1997, total borrowings under the CIT loan agreement totaled $6,943,813 compared to $7,354,688 at December 31, 1996. Total remaining availability under the line of credit was $8,056,187 as of September 30, 1997. As described below under Part II, Item 5, the Company is in negotiations to sell its Prestress Division to EnCon West. No definitive agreements have been entered into between the Company and EnCon West, but the parties have agreed in principle that the purchase price will be the net book value of the Prestress Division's assets plus $3.5 million. If the Prestress Division sale is consummated, certain collateral securing the CIT Group Credit facility will be released. Correspondingly, the Company expects that CIT Group will reduce the Company's availability under such credit facility. However, the Company believes its liquidity position will not be materially affected by an off-set or reduction in the CIT Group credit facility primarily due to the increase in cash to the Company resulting from the Prestress Division sale.

As of September 30, 1997 the Company had positive working capital of $5,204,617 compared to a positive working capital balance of $4,800,823 at December 31, 1996. Cash generated from operations was $4,003,592 for the nine month 1997 period as compared to cash used of $3,285,598 in the 1996 nine
month period.   The improvement in operating cash flow for the 1997 nine
period was the result of a $1.7 million decrease in accounts receivable. Cash used in investing activities decreased to $4,182,490 for the 1997 nine month period from $4,899,388 in the 1996 nine month period. Much of the equipment acquired in the 1996 nine month period was acquired with off-balance sheet operating leases. Overall, the Company expects investment in equipment to be significantly lower for year ending 1997 compared to the year ending 1996. Also, cash used for financing activities was $202,360 for the 1997 period compared to cash generated in financing activities of $3,448,875 for the 1996 period. In the 1997 nine month period, the Company paid down the CIT revolving credit line by $410,875 compared to an increase in the credit line of $4,821,050 in the 1996 nine month period.

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


FORWARD-LOOKING STATEMENTS. This filing includes forward-looking statements. Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected or discussed herein. These forward-looking statements relate to (i) the Company's efforts to find a buyer for all or part of the Company, (ii) the Company's current negotiations with EnCon West to sell its Prestress Division, (iii) the status of the environmental regulatory matters, (iv) management's belief as to the effect on its financial statements of recently enacted financial accounting standards,
(v) the Company's business plan and demand for the Company's products, and (vi) the Company's efforts to acquire complimentary businesses or products, and the Company's efforts to acquire complimentary businesses or products. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Factors that could cause actual results to differ from those anticipated include: (a) the Company may not be able to find a buyer for all or part of its business on acceptable terms, (b) seasonality and cyclicality may adversely affect results of operations, (c) the Company may not be able to acquire complimentary products or businesses on terms acceptable to the

Company, and (d) general economic conditions in the Company's market. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. There is and can be no assurance that the results contemplated in any forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its business plan, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. For further discussion of these and other risks, please refer to Part II - Item 5 herein, and the documents filed by the Company with the Securities and Exchange Commission.


Part II.      Other Information
--------      -----------------

Item 5. Other Information
        -----------------

	On September 26, 1997 the Company filed a current report on Form 8-K stating its intent to sale its Prestress concrete division to EnCon West Inc., a Colorado corporation. The parties have agreed in principle that EnCon West will acquire the assets of the Company's Prestress concrete division for the division's net book value, plus $3.5 million. The closing of the proposed transaction is subject to negotiation and execution of definitive agreements and satisfaction of certain preclosing conditions. Currently, negotiations with EnCon are moving forward and the parties currently expect the transactions to close in November 1997.

	On August 12, 1997 the Company issued a press release announcing that it has engaged the investment banking firm of Dillon Read & Co. to help the Company explore various strategic alternatives of capital structuring, including, but not limited to, a sale of all or part of the Company, strategic alliances or a merger with a suitable partner. The Company is engaged in preliminary discussions with several companies who have indicated an interest in potentially acquiring the company.
 Any such transactions would be subject to board and/or stockholder approvals, as required, definitive documentation and receipt of regulatory approvals.

The Company is engaged in negotiations to supply certain materials, including aggregates and ready mix concrete to Wasatch Constructors for use in the Interstate 15
("I-15") reconstruction project in Salt Lake County. The Utah Department of Transportation previously awarded the I-15 reconstruction contract to Wasatch Constructors. The Company has entered into a preliminary Memorandum of Understanding with Wasatch Constructors to supply aggregates and other materials for the project, but the parties have not reached a definitive agreement. Accordingly, it is not possible to assess what impact I-15 project may have on the Company's future business and financial performance.

FORWARD-LOOKING STATEMENTS. This Part II includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Investors and prospective investors in the Company should understand that several factors govern whether any forward-looking statements contained herein will be or can be achieved.
Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements relate to (i) the Company's current negotiations with EnCon West to sell its Prestress Division at an estimated price equal to the Prestress Division's net book value plus $3.5 million, and (ii) the Company's negotiations to enter into a definitive agreement with Wasatch Constructors to supply aggregate and other materials. The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. Factors that could cause actual results to differ from those anticipated include. a) the Company may not be able to successfully sell its Prestress Division on terms acceptable to the Company and b) the Company may not be able to reach definitive agreements with purchasers of its products and services, including with Wasatch Constructors regarding the I-15 construction project.
Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. There is and can be no assurance that the results contemplated in any forward-looking statement will be realized. The impact of actual experience and business developments may cause the Company to alter its business plan which may in turn affect the Company's results of operations.
In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. For further discussion of these and other risks, please refer to the section entitled "Risks and Uncertainties" herein and the immediate following "Forward-Looking Statements" section and the documents filed by the Company with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

		(a) 	Exhibits

                Exhibit 11 - Calculation of Earnings (Loss) Per Share

                Exhibit 27 - Financial Data Schedule

                (b) Reports on Form 8-K

                On September 26, 1997 the Company filed a current report on Form 8-K stating its intent to sale its Prestress concrete division to EnCon West Inc., a Colorado corporation.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Monroc, Inc.
                                        -------------------
                                            Registrant


Date:    November 14, 1997                /s/ L. William Rands
     -------------------------            -------------------------
                                          L. William Rands
                                          Vice President and Chief
                                   	  Financial and Accounting
                                          Officer

                            INDEX OF EXHIBITS
                            -----------------



Exhibit 11 -	Calculation of Earnings (Loss) Per Share

Exhibit 27 -	Financial Data Schedule