Form 10-K
period 1997-12-31
MONROC INC
filed 1998-04-15
CIK 919016

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                  December 31, 1997
                          ------------------------------------------------------
                                                        OR
o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

                         Commission file number 0-23880

                                  Monroc, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                    87-0436697
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
               or Organization)                             Identification No.)

  P.O. Box 537, 1730 Beck Street, Salt Lake City, Utah         84110
         (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code            (801) 359-3701
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
            Common Stock                      The Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:


                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X           No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

         As of March 19, 1998, 4,514,200 shares of the Company's Common Stock was outstanding and the aggregate market value of the voting stock held by non-affiliates of the Company was approximately $23,973,177.

                                  MONROC, INC.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                           Page

PART I   ....................................................................1
         ITEM 1.   BUSINESS................................................. 1
         ITEM 2.   PROPERTIES...............................................10
         ITEM 3.   LEGAL PROCEEDINGS........................................11
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......11

PART II  ...................................................................12
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                   RELATED STOCKHOLDER MATTERS..............................12
         ITEM 6.   SELECTED FINANCIAL DATA..................................12
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................13
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............19
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING  AND FINANCIAL DISCLOSURE.....................20

PART III ...................................................................20
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......20
         ITEM 11.  EXECUTIVE COMPENSATION...................................22
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT...............................................27
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........28

PART IV  ...................................................................29
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K.................................................30

                                     PART I

ITEM 1.   BUSINESS

General

         Monroc, Inc., a Delaware corporation ("Monroc" or the "Company"), produces and sells to the construction industry ready mix concrete, prestressed and precast concrete building components, sand and gravel products and accessories for the concrete trade. The Company's products are sold in Utah, Idaho, Wyoming and adjoining states, including Colorado, Nevada, Oregon, Montana and, to a lesser extent, Washington and California. The Company owns or leases 38 plants in Utah, Idaho and Wyoming.

         The Company was incorporated in Delaware in 1986 and is the successor to a Utah corporation which was incorporated in 1920. The Company was organized in 1986 to purchase the assets of its predecessor corporation through a leveraged employee stock ownership plan. Unless otherwise indicated, references to "Monroc" or the "Company" mean Monroc, Inc., including its subsidiaries.

Recent Developments

         Treasure Valley Concrete Acquisition. On January 6, 1998, the Company acquired all of the outstanding capital stock of privately held Treasure Valley Concrete, Inc., an Idaho corporation ("Treasure Valley Concrete"), for approximately $3.35 million in cash. Treasure Valley Concrete is a producer of ready mix concrete in the Boise, Idaho market. Upon consummation of the acquisition, Treasure Valley Concrete became a wholly owned subsidiary of the Company. Treasure Valley Concrete's operations are included in the description of properties and markets in this Annual Report on Form 10-K.

         Proposed Merger. The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of January 29, 1998 and amended and restated as of March 4, 1998 (the "Merger Agreement") with U.S. Aggregates, Inc., a privately-held Delaware corporation ("USAI"), and Western Acquisition, Inc., a Delaware corporation and a subsidiary of USAI ("Sub"), providing for the merger of Sub with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a subsidiary of USAI. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock") will be converted into the right to receive $10.771 per share in cash. In addition, the Merger Agreement provides that each option or warrant to purchase shares of Common Stock will be cancelled in consideration for the right to receive in cash an amount equal to the number of shares subject to such option or warrant multiplied by the difference between
(x) $10.771 and (y) the exercise price of such option or warrant, less any applicable tax withholdings. The Merger is conditioned upon, among other things, the approval of the stockholders of the Company, certain regulatory and governmental approvals and other customary conditions, and is expected to close during the second quarter of 1998.

Products

         The Company's products fall into three principal categories: (i) ready mix concrete, (ii) prestressed and precast concrete products and (iii) sand and gravel aggregates. The following table compares the percentage of the Company's total net sales which were represented by the Company's three product areas over the last three years:


                                                  Percentage of Net Sales
                                                 1997      1996      1995
                                                 ----      ----      ----
Ready Mix Concrete ..........................     57%       49%       66%
Precast/Prestressed/Construction ............     31        43        25
Sand and Gravel Aggregates ..................     12         8         9

         Ready Mix Concrete. Ready mix concrete is produced by combining rock, sand, cement and water with certain chemical additives in a "batch plant." This mixture is then put into a mixer truck where it is mixed thoroughly and delivered to a construction site. Concrete is one of the most basic building materials and is used to some degree in almost all construction projects, including new road and bridge construction, commercial and industrial projects, residential construction and agricultural construction (such as grain and potato storage enclosures and dairy farms).

         The Company's market areas for its ready mix products are typically limited to within 20 to 40 miles of each of its plants. Because of the cost of delivery and the competitiveness of the concrete industry, the Company's ability to transport ready mix concrete over longer distances is limited depending on the location of competitors' plants.

         Prestressed and Precast Concrete Products. Prestressed and precast concrete products are used primarily as parts of buildings or highway structures. These products may be used architecturally, such as in a decorative wall of a building, or structurally, such as building walls, frames, floors, roofs or highway bridge beams. Prestressed concrete products are manufactured by stressing or stretching steel cables, incasing them in concrete, and then releasing the cable after the concrete has hardened. The contraction of the cable compresses the concrete, adding to its strength. In the prestressed manufacturing process, the number of steel cables used, their placement and the amount of stressing required varies depending on the intended use of the final product. Manufacturing a bridge beam strong enough to support traffic, for example, requires careful engineering to determine all of these product specifications.

         Precast concrete products, which include architectural walls and floor panels, are manufactured by a process similar to the manufacturing process for prestressed concrete products; however, precast products do not contain steel cables that have been stretched to strengthen the concrete. Also, precast products may or may not contain steel bars for reinforcement, depending upon the intended use of the precast products and the related specifications.

         Due to the comparatively higher cost of the labor and materials used in fabricating prestressed and precast products, freight cost is a relatively less significant factor in the overall cost of these products than it is for ready mix concrete. Therefore, prestressed and precast concrete products can often be shipped over longer distances and sold at prices that remain competitive with those of other manufacturers. The Company has sold its prestressed and precast concrete throughout much of the western United States. One of the major sources of demand for the Company's prestressed and precast products has been prison construction.

         Sand and Gravel Aggregates. Sand and gravel aggregates are produced by crushing and screening material that is either dug from a bank or quarried from a solid deposit by blasting or bulldozing. The material is sized and in some cases washed to remove dirt and other fine materials so it will bond better with cement in concrete. Sand and gravel aggregates are used to produce concrete and asphalt and also as a base or foundation material under roads and highways, airport runways, concrete slabs or floors and other structures. Transportation is a significant factor in the cost of sand and gravel aggregates. Accordingly, the market area for sand and gravel aggregates is usually geographically limited to within 15 to 30 miles of each of the Company's individual plants. The Company also uses its aggregates as raw materials in its own concrete operations.

The Company's Markets and Industry

         The Company has ready mix batch plants and sand and gravel pits in the Salt Lake City and Park City areas of Utah, in all the major metropolitan areas across the southern half of Idaho and in the Big Horn basin area of Wyoming. Additionally, with precast plants in Salt Lake City, Utah and in Boise and Idaho Falls, Idaho, the Company can provide prestressed and precast products to projects in most of the western United States. See "--Company Facilities and Equipment."

         The Company's business is heavily dependent upon the construction industry and is directly affected by the level of construction activity in the geographic areas in which it operates. The level of construction activity is cyclical and the Company's business varies accordingly. The demand for construction varies depending upon a number of factors, including weather conditions, the availability of construction financing at favorable interest rates, overall overbuilding, labor relations in the construction industry and the levels of material and energy supplies. In addition, local, state and federal building projects are dependent upon budgets and, in many cases, voter approved bonds.

         Most of the intermountain west is currently experiencing strong construction growth rates. In Utah and Idaho, the number of construction contracts has increased at steady growth rates since 1990. Utah and Idaho represent two of the top seven fastest growing states in the United States, and Salt Lake City, Utah and Boise, Idaho are two of the top four fastest growing cities in the country. Significant amounts of public construction, including highway infrastructure and new prison construction, as well as private projects are underway in the Company's market areas. In the Salt Lake Valley, several billion dollars will be spent on infrastructure construction in the next few years.

         The Company will be involved in several of these construction projects in 1998. The Company is supplying over 40% of the aggregates being used on the reconstruction of I-15 through the Salt Lake Valley over the next three years. Also, in 1998 the Company will supply ready mix concrete for a new light rail transportation system being constructed in the Salt Lake Valley and will supply aggregates and concrete for new roads as well as expansion projects at the Salt Lake International Airport. In Idaho, the Company has a $6 million project to supply precast cells and prestress products for an expansion of the Idaho State Prison south of Boise.

         The Company generally sells its products to contractors. On certain projects, the Company may also act as a subcontractor and erect or install its precast or prestressed concrete products. Most of the Company's sales are made pursuant to bid proposals submitted to one or more contractors. Concrete products are typically purchased from the supplier submitting the lowest bid; however, projects are occasionally awarded based upon product quality. Some of the Company's sales contracts are obtained by negotiation with owners and architects.

Company Facilities and Equipment

         The Company operates 38 plants at 23 sites in Utah, Idaho and Wyoming. In addition, the Company operates a fleet of approximately 160 transit mixing trucks to deliver ready mixed concrete to its customers, a fleet of tractors and trailers for hauling prestress/precast products and cement and a few dump trucks to deliver sand and gravel. Some of the products sold by the Company are shipped on temporarily leased vehicles, vehicles operated by contract truckers or customers' vehicles loaded at the Company's plants. Preventive maintenance programs and policies are maintained by the Company for maximum utilization of equipment and facilities.

  Utah Operations

         Salt Lake City. The Company currently operates two ready mix batch plants in the Salt Lake Valley, including a new central mix plant opened in mid-1996 on its property located at the southern end of the Salt Lake Valley (the "Point of the Mountain Site"). The Company's other ready mix plant in the Salt Lake City area is located in Northern Salt Lake City on Beck Street (the "Beck Street Site") where the Company's headquarters are also located. Presently, the Company operates a fleet of 25 ready mix trucks in the Salt Lake Valley. The largest of the Company's prestress/precast plants is also located on the Beck Street property.

         The Company also owns or leases four sand and gravel pits in the Salt Lake City. The two sand and gravel pits located at the Beck Street Site and the Point of the Mountain Site are owned by the Company. The pit located at the Beck Street Site property totals approximately 256 acres and has total reserves estimated to be approximately 135,000,000 tons. The estimated reserves increased in 1997 as a result of final approval on a reclamation plan regarding the Beck Street Site. The Point of the Mountain pit totals about 150 acres and has total reserves estimated to be approximately 93,000,000 tons. Aggregates for the Company's ready mix operations are presently produced at the Point of the Mountain Site pit. The Company believes the Point of the Mountain Site, together with the Beck Street Site, should provide adequate resources for the Company's Salt Lake Valley operations in the foreseeable future.

         In late 1996, the Company leased 94 acres of property on the west side of the Salt Lake Valley containing estimated aggregate reserves of approximately 5,000,000 tons on which it produces road base. In May 1997, the Company also leased a 108 acre pit on the west side of the Salt Lake Valley containing over 10,000,000 tons of aggregate. The Company is still applying for the necessary permits but expects to install an aggregate wash plant capable of producing a range of products on this site in 1998.

         The Company's management believes its reserves in the Salt Lake Valley are adequate for the foreseeable future. Zoning and environmental permits have become more difficult to obtain for new aggregate pits in the Salt Lake Valley because acceptable sites for such pits are becoming fewer and are located closer to expanding residential areas which fosters opposition from residents and increases the difficulty of obtaining such permits. Accordingly, the Company believes it has a competitive advantage over competitors that are attempting to obtain necessary permits and enter into the aggregate industry in the Salt Lake Valley. Additionally, the Company believes its four strategically located pits in the Salt Lake Valley increases its competitive advantage over such competitors because the Company's transportation costs may be less than such costs for the competitors.

         Park City and  Heber  City.  The  Company  has a two  ready mix  plants located on one site in Park City, Utah, a resort community which is approximately 40 miles from Salt Lake City. The Park City area contains several ski resorts and is scheduled to host several Olympic events in connection with the 2002 Winter Olympics. The Park City area is experiencing significant population growth and the Company's management believes the Park City area will continue to grow.

         In 1994, the Company constructed a ready mix plant in Heber City, Utah, which is approximately 18 miles from Park City. Because of the high cost of housing in Park City, Heber is often selected as a place of residence by persons who are employed by the Park City resorts.

         The Company operates 14 ready mix trucks in connection with its Park City and Heber City operations. Sand and gravel is trucked from sources in the Salt Lake Valley to produce the concrete at these sites.

  Idaho Operations

         Boise, Idaho. The Company has both ready mix and prestress/precast operations in Boise, Idaho. The Company installed a new central mix batch plant in 1994 at its Eagle site which enhances the Company's ability to deliver ready mix concrete in the Boise area. In addition, the Company acquired Treasure Valley Concrete in January 1998. Treasure Valley Concrete has two concrete batch plants that will provide the Company with greater coverage of the Boise market area. The Company is the largest ready mix concrete supplier in Boise and operates a fleet of 48 ready mix trucks in this market.

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

         In late 1997, the Company purchased 270 acres containing estimated aggregate reserves of approximately 14,000,000 tons in Middleton, Idaho, which is approximately 15 miles west of its current Boise operations. The purchase price was approximately $2.7 million, of which approximately $2.0 million is payable over ten years between 1997 and 2007. Residential and commercial development in the area is moving westward towards this site. With these aggregate reserves, the Company believes it is well positioned to take advantage of future construction activity in the Boise area. The Company also obtained mineral rights to approximately 1,000,000 tons of aggregate reserves with the acquisition of Treasure Valley Concrete.

         Magic Valley Operations. The Company operates several ready mix batch plants in the south central part of Idaho in an area known as Magic Valley. These plants are located at Twin Falls, Ketchum, Bellevue, Wendell and Burley, Idaho. The Company maintains 25 ready mix trucks to service the Magic Valley markets.

         The Company operates a ready mix batch plant in Twin Falls, Idaho. The sand and gravel used in this operation is mined and processed at a leased pit north of Twin Falls. Upon the condition that the Company continues to extract sand and gravel from the pit, the terms of the lease permit the Company to use the pit until all sand and gravel resources have been depleted. The Company believes the Twin Falls pit has adequate reserves for the foreseeable future.

         In each of Ketchum and Bellevue, Idaho, the Company has a ready mix plant. Both of these plants service primarily the Sun Valley resort area. The Company supplies a majority of the concrete used in this area. Concrete aggregates for the Company's operations at this location are purchased from a local sand and gravel supplier.

         The Company also maintains a ready mix batch plant in the farming community of Wendell, Idaho which serves as a satellite for the Twin Falls operation. Aggregates for the concrete produced at this location are trucked from Twin Falls.

         The Company has a ready mix batch plant in Burley, Idaho, which is approximately 50 miles east of Twin Falls. Concrete aggregates for the Company's operations at this location are purchased from a local sand and gravel supplier.

         Eastern Idaho Operations. The Company has plants in the cities of Idaho Falls, Pocatello and Blackfoot, which are located in the eastern portion of Idaho. The Company operates 25 ready mix trucks to service the eastern Idaho area.

         Idaho Falls is one of the major cities in eastern Idaho. In addition to a ready mix plant in Idaho Falls, the Company has a prestress plant as well as a sand and gravel pit located on a 242 acre site. The sand and gravel pit has estimated reserves of approximately 3,000,000 tons.

         The Company maintains ready mix concrete operations in each of Pocatello and Blackfoot, Idaho that are supplied from Company-owned sand and gravel pits located in Pocatello and Blackfoot. The Blackfoot operation is located on 107 acres of land and the Pocatello pit is located on approximately 239 acres. The Company's management believes both pits have adequate sand and gravel reserves for the foreseeable future.

  Wyoming Operations

         The Company has ready mix plants in Cody, Powell, Greybull and Worland, Wyoming. In addition, the Company provides construction services, such as ditch lining, road grading and excavation through its Wyoming facilities. The Company operates 26 ready mix trucks among the Cody, Powell, Greybull and Worland ready mix plants.

         Cody. Through its Cody, Wyoming plant, the Company sells ready mix concrete and sand and gravel, and also provides road grading, excavation and construction services in the area. Although Cody is primarily an agricultural area, tourism is a significant industry with the east entrance of Yellowstone National Park only 50 miles west of the city. The Company has one competitor in the Cody area.

         The sand and gravel used in the Company's Cody operations is presently mined from a pit owned by the State of Wyoming or from a 20 acre gravel pit owned by the Company. The Company pays a royalty to the State of Wyoming based on the number of tons extracted from the state's pit.

         Powell. The Company's Powell, Wyoming ready mix batch plant is located approximately 30 miles northeast of Cody. The Company supplies most of the ready mix concrete and sand and gravel in the area with the only competition coming from the competitor in Cody. Sand and gravel aggregates are trucked from the pits used in connection with the Company's Cody operations.

         Greybull. Greybull, Wyoming is a small agricultural town located 54 miles east of Cody. The Company is the only source of concrete and sand and gravel in the community. The Company owns a 20 acre pit north of Greybull and also obtains sand and gravel from the Company's Worland, Wyoming source.

         Worland. Worland, Wyoming lies 38 miles south of Greybull. The Company is the sole provider of concrete and sand and gravel in the area. Sand and gravel used in the Worland operations is mined from a local pit pursuant to an agreement with the Bureau of Land Management. This agreement expires in 2000 and is currently subject to a 55,000 ton limit during the term of the agreement.

Future Land Development

         When the Company's predecessors acquired and opened the Company's current large sand and gravel aggregate quarries near Salt Lake City and Boise, the quarries were located beyond these cities' outskirts. The growth of these two cities in the intervening years has now placed these land holdings well within their respective metropolitan areas. This growth currently provides a significant advantage for the Company as the Company's operations are now close to important areas of new construction activity.

         In addition, the location of the Company's quarries in growing urban areas in Salt Lake City and Boise offers the Company the possibility of eventually converting these land holdings to residential, recreational or commercial use. The Company believes it is conducting its operations on these properties in a way that will optimize their potential development value, although no assurance can be given that the Company will be able to successfully develop these properties in the future. In 1996, the Company closed its Kearns pit on the west side of the Salt Lake Valley and in 1997, the Company received approval of an application to change the zoning of the 158.1 acres to residential. The Company signed a sales agreement in 1997 to sell the Kearns property for approximately $6.7 million in three options over the next three years. The Company also signed a sales agreement to sell 9.9 acres it owns in the central part of the Salt Lake Valley for approximately $1.9 million, which sale is expected to close in 1998. Future land development may be possible as aggregate reserves are depleted on other properties. See "--Company Facilities and Equipment."

         Past independent appraisals of the Company's real property have indicated that the fair market value of the Company's real property may be significantly greater than the historical cost shown on the Company's balance sheet at December 31, 1997. However, the ability of the Company to successfully develop any of its real property is dependent on such factors as financing and obtaining necessary zoning and other governmental approvals, as well as real estate market conditions at the time, and no assurance can be given that the Company will be able to successfully develop any of its real property in the future.

Competition

         The industries in which the Company operates are highly competitive. Competitive factors within the industries are primarily based on price and, to a lesser extent, product quality and customer service. In many of its markets, the Company has several competitors, in part because equipment for producing ready mix concrete and aggregates can be leased from several sources. However, in these markets, a new or existing ready mix concrete or aggregates supplier is limited by the availability of aggregate sources. New aggregate reserves are becoming more scarce, and obtaining the necessary zoning changes and operating permits has become more difficult. See "--Company Facilities and Equipment." Additionally, such competitors may be forced to incur higher costs than the Company because of the increasing difficulty of obtaining aggregates.

         Although the Company tries to distinguish its products based on quality and customer service, the Company's products are relatively generic and the prices the Company charges its customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, the Company's profitability generally depends on the level of demand for its products and its ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in the supply and demand, general economic conditions and other market conditions. There can be no assurance that prices will not decline in the future or that such declines will not have a material adverse effect on the results of the Company's operations.

         In Utah, the Company faces competition not only from locally owned and operated companies but also from larger regional, national and international companies, some of which may have substantially greater financial and other resources than the Company. A recent consolidation trend in the Company's industry has lead to larger, financially stronger competitors of the Company that have capital sources readily available to improve plants and equipment. However, the Company's significant aggregate reserve positions in the Salt Lake Valley will allow it to meet market demand for ready mix concrete and aggregates and compete effectively in the market in 1998 and the foreseeable future. In Idaho and Wyoming, the Company faces competition primarily from locally owned and operated companies.

         Competition in the precast and prestress concrete market comes from a number of companies located in large metropolitan areas in the Western U.S. since precast and prestress products can be competitively shipped longer distances. The ability of the Company to be competitive on any individual construction project depends on its production costs and haul distance to the job compared to the location and production capability of competitors.

Seasonality and Cyclicality

         Due to its location in the Rocky Mountains, the Company's business is impacted by adverse weather conditions in the winter. Historically, construction activity decreases significantly in December, January, February and March because of snow and cold weather. The Company generally experiences losses during these months.

         The construction industry is highly cyclical and is strongly affected by changes in economic growth and conditions and changes in interest rates. The demand for construction varies depending upon a number of factors, including, weather conditions, the availability of construction financing at favorable interest rates, overall fluctuations in regional economies, past under or overbuilding, labor relations in the construction industry and the levels of material and energy supplies. In the past, the Company's revenues and backlog have varied significantly because of changes in economic conditions on either the national or regional level.

Raw Materials and Suppliers

         The Company obtains the bulk of its raw materials (other than aggregates, substantially all of which are produced internally) and supplies from several sources. The raw materials used by the Company are widely available for local purchases by the Company at all of its plant locations and the Company is not dependent upon any one supplier. The Company's management believes that for the foreseeable future the Company will have reserves of sand and gravel aggregates sufficient for its operations. See "--Company Facilities and Equipment."

Regulation and Environmental Matters

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

         Because the Company sometimes acts as a subcontractor in erecting its prestressed and precast concrete products, it must maintain contractor's licenses in the states in which it sells these products. The Company presently has current contractor's licenses in all states in which it does business.

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

         The Company is currently the owner of 9.9 acres of land located in Murray, Utah which contains mining slag previously deposited by ASARCO, the former owner. The slag contains certain heavy metals, including lead and arsenic, which may have leached from the slag into the environment. This and adjoining properties formerly owned by ASARCO have been proposed by the Environmental Protection Agency (the "EPA") for listing on the National Priorities List for cleanup of the lead slag and potential groundwater contamination from arsenic laden soils. Although the Company did not generate the slag material, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner, ASARCO, for its respective share of these costs.

         In May 1997, all of the landholders and the City of Murray entered into an Agreement in Principle in which the landholders agreed to donate land for a roadway through the properties which would be used as a depository for some of the hazardous wastes on the site. In addition, the parties agreed to cooperate in the remediation efforts to be conducted by ASARCO.

         All parties concerned including the EPA are currently in negotiations regarding a proposed draft Remedial Design/Remedial Action Consent Decree ("Consent Decree"). As proposed, the Consent Decree requires the Company to (i) contribute a certain amount of its property for the roadway (approximately 1.8 acres with a book value of approximately $19,000) as its share of the cleanup costs, (ii) participate in a local improvement district for the installation of curb, gutter, and sidewalks along the proposed roadway, (an approximately $30,000 assessment over a ten-year period) and (iii) implement certain institutional controls. In return, the Company will receive contribution protection and a covenant not to sue. Under the current draft of the Consent Decree, the Company's obligations terminate upon sale of the property. The Company's estimated cost to satisfy these requirements under the proposed Consent Decree are immaterial.

         On May 5, 1997, the Company entered into an agreement to sell its total acreage in Murray, Utah to The Boyer Company, L.C. for a total purchase price of approximately $1.9 million. The agreement is subject to the purchaser obtaining necessary approvals. Pursuant to the agreement, the purchaser will assume the Company's liabilities under the Agreement in Principle and the Consent Decree described above. Subject to certain conditions, the Company expects the sale of the Murray property to close on or before January 1, 1999.

         Prior to learning of the potential presence of lead in the slag from the Murray site, the Company sold some of the slag for use in road base and railroad fill. The Company has not sold any material from this site since 1988. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not determined that the lead from this slag poses an environmental hazard, nor has the Company received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

Backlog

         A significant portion of the Company's business, particularly for prestressed and precast concrete, is based on orders for delivery at times which may be many months after the order date. Therefore, the Company generally has a significant amount of outstanding work orders. The Company's backlogs for prestressed and precast concrete products as of December 31, 1997 and 1996 were approximately $14,316,000 and 12,085,000, respectively.

Employees

         As of December 31, 1997, the Company had 451 employees, of which 85 were in administrative or clerical areas and 366 were in production. Approximately 283 of the production employees are represented by various unions. Four contracts covering a total of 157 employees in Utah and Idaho will expire in 1998 and will be renegotiated with the applicable unions regarding these contracts. The Company believes its relations with its employees and their unions are satisfactory.

Forward-Looking Statements and Risk Factors

         Forward-Looking Statements. Certain statements made herein, including without limitation statements made under the captions "Business--The Company's Markets and Industry," "--Company Facilities and Equipment," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In addition, when used in this Annual Report on Form 10-K the words or phrases "will likely result," "expects," "intends," "will continue," "is anticipated," "estimates," "projects," "management believes," "the Company believes" and similar expressions are intended to identify forward-looking statements within the meaning of the Reform Act.

         Forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance and financial results of the Company. All forward-looking statements involve predictions and are subject to known and unknown risks and uncertainties, including, without limitation, those discussed below as well as general economic and business conditions, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below and elsewhere in this Annual Report on Form 10-K could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions, views or statements expressed with respect to future periods. In light of the significant uncertainties inherent in forward-looking statements, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company disclaims any obligation or intent to update any such factors or forward-looking statements to reflect future events or developments.

         Dependence on the Construction Industry; Economic Conditions. The Company's business is heavily dependent upon the construction industry and is directly affected by the level of construction activity in the geographic areas in which it operates. The demand for construction varies depending upon a number of economic factors, including fluctuations in regional growth rates and interest rates, the availability of financing, the availability of public funds for infrastructure projects and levels of material and energy supplies. Accordingly, adverse economic conditions in the Company's markets or a worsening of general economic conditions could adversely affect the Company's operating results. While at the present time economic conditions for the construction industry are favorable in the Company's areas of operation, these areas have suffered economic difficulties in the past and there can be no assurance that these economic conditions will not decline again in the future or that demand for the Company's products will remain at current levels.

         Environmental Regulation. The Company is subject to a wide range of federal, state and local laws, regulations and ordinances. In particular, may of these laws and regulations pertain to the protection of the environment and regulate water discharges and air emissions, as well as the handling, use and disposal of hazardous and non-hazardous waste materials. In addition, the Company's plants and quarries are subject to regulations and safety standards established by the Mine Safety and Health Act and the Occupation Safety and Health Act, the federal agencies which oversee compliance with those acts and the safety codes of state and local government. While the Company believes it is substantially in compliance with all such applicable laws and regulations, there can be no assurance that the Company is, or in the future will be, able to comply with, or continue to comply with, current or future government regulations in every jurisdiction in which it may conduct its business operations. The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing environmental and safety laws, ordinances and regulations. In addition, in the event any future legislation is adopted, the Company may, from time to time, be required to make significant capital and operating expenditures in response to such legislation.

         The Company is currently the owner of 9.9 acres of land located in Murray, Utah which contains mining slag previously deposited by ASARCO, the former owner. The slag contains certain heavy metals, including lead and arsenic, which may have leached from the slag into the environment. This and adjoining properties formerly owned by ASARCO have been proposed by the EPA for listing on the National Priorities List for cleanup of the lead slag and potential groundwater contamination from arsenic laden soils. Although the Company did not generate the slag material, under CERCLA, the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner, ASARCO, for its respective share of these costs.

         In May 1997, all of the landholders and the City of Murray entered into an Agreement in Principle in which the landholders agreed to donate land for a roadway through the properties which would be used as a depository for some of the hazardous wastes on the site. In addition, the parties agreed to cooperate in the remediation efforts to be conducted by ASARCO.

         All parties concerned including the EPA are currently in negotiations regarding a proposed draft Consent Decree. As proposed, the Consent Decree requires the Company to (i) contribute a certain amount of its property for the roadway (approximately 1.8 acres with a book value of approximately $19,000) as its share of the cleanup costs, (ii) participate in a local improvement district for the installation of curb, gutter, and sidewalks along the proposed roadway (an approximately $30,000 assessment over a ten-year period) and (iii) implement certain institutional controls. In return, the Company will receive contribution protection and a covenant not to sue. Under the current draft of the Consent Decree, the Company's obligations terminate upon sale of the property. The Company's estimated cost to satisfy these requirements under the proposed Consent Decree are immaterial. However, no assurance can be given that the Consent Decree will approved or, if approved, will contain the terms as presently proposed.

         On May 5, 1997, the Company entered into an agreement to sell its total acreage in Murray, Utah to The Boyer Company, L.C. for a total purchase price of approximately $1.9 million. The agreement is subject to the purchaser obtaining necessary approvals. Pursuant to the agreement, the purchaser will assume the Company's liabilities under the agreement in principle and the Consent Decree described above. Subject to certain conditions, the Company expects the sale of the Murray property to close on or before January 1, 1999. However, no assurance can be given that the sale of the Murray property will occur.

         Prior to learning of the potential presence of lead in the slag from the Murray site, the Company sold some of the slag for use in road base and railroad fill. The Company has not sold any material from this site since 1988. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not determined that the lead from this slag poses an environmental hazard nor has the Company received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at this time.

         Risks Related to the Proposed Merger and Other Potential Dispositions. The Company believes that the proposed Merger will offer opportunities for long-term efficiencies in operations that should positively affect future results of the combined operations of the Company and USAI. However, no assurances can be given whether or when such efficiencies will be realized. Although the parties to the Merger have entered into definitive agreements, the closing of the Merger is subject to the timely satisfaction of certain conditions contained in the Merger Agreement. Although the Company currently expects that such closing conditions will be satisfied or waived, there can be no assurance that the closing of the Merger will occur. Such conditions include, among others, the receipt of all necessary consents and approvals from governmental officials and other third parties and the absence of certain material adverse changes in the business or operations of the Company. See "--Recent Developments" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Subsequent Events."

         The  Company  is also  pursuing  the  sale  of  certain  assets  of its prestressed/precast division and its Wyoming subsidiary. See"Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." No assurance can be given that any of these contemplated transactions will occur.

         Seasonality. The Company services the construction industry principally in geographic areas where construction activity may be restricted during the winter months. As a result, the Company experiences reduced revenues from December to March and realizes a substantial part of its revenues during the other months of the year. The Company generally incurs losses during the winter months and must have sufficient working capital to fund its operations at a reduced level until the spring construction season. No assurance can be given that the Company will continue to have sufficient working capital to fund its operations during the winter months.

         Competitive and Price Sensitive Industry. The industries in which the Company operates are highly competitive. Competitive factors within the industries are primarily based on price and, to a lesser extent, product quality and customer service. With respect to the Company's ready mix operations, in Idaho and Wyoming the Company faces competition primarily from locally owned and operated companies; however, in Utah the Company additionally competes with larger regional, national and international companies that likely have substantially greater financial and other resources than the Company. In the precast and prestressed concrete market, the Company faces competition from metropolitan areas throughout the western states because precast and prestressed concrete products easily can be shipped over long distances.

         The Company's products are relatively generic, and the prices the Company charges its customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, the Company's profitability generally depends on the level of demand for its products and its ability to contain operating costs. Prices are subject to material changes in response to relatively minor fluctuations in the supply and demand, general economic conditions and other market conditions. There can be no assurance that prices will not decline in the future or that such declines will not have a material adverse effect on the results of the Company's operations.

         Labor Agreements. As of December 31, 1997, the Company had 451 employees, of which approximately 283 were represented by various unions. Four union contracts covering a total of 157 employees will expire in 1998. No assurance can be given that the Company will be able to negotiate the union contracts on the same terms and conditions as those presently in effect or terms and conditions acceptable to the Company.

ITEM 2.   PROPERTIES

         The Company operates 38 plants at 23 sites in Utah, Idaho and Wyoming. See "Item 1--Business--Company Facilities and Equipment" for information relating to the Company's properties. All of the Company's existing personal property and real property are used as collateral to secure certain Company borrowings. See "Item 7--Management's

Discussion    and   Analysis   of   Financial    Condition    and   Results   of
Operations--Liquidity and Capital Resources" and Note 6 to the Company's Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

         The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on the Company's consolidated results of operations or consolidated financial position.

         The Company is currently the owner of 9.9 acres of land located in Murray, Utah that contains mining slag previously deposited by ASARCO, the former owner. The slag contains certain heavy metals, including lead and arsenic, which may have leaked from the slag into the environment. This and adjoining properties formerly owned by ASARCO have been proposed by the EPA for listing on the National Priorities List for cleanup of the lead slag and potential groundwater contamination from arsenic laden soils. All parties concerned, including the EPA, are currently in negotiations regarding a proposed draft Consent Decree. See "Business--Regulation and Environmental Matters" and--"Forward-Looking Statements and Risk Factors--Environmental Regulation."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "MROC." The following table sets forth, for the calendar quarters indicated, the high and low closing prices for the Company's Common Stock as reported by Nasdaq. These quotations represent interdealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


                                    High                Low
1997:
First Quarter                    $  6.50              $  5.25
Second Quarter                      9.75                 6.25
Third Quarter                      12.88                 9.25
Fourth Quarter                     12.13                 9.88

1996:
First Quarter                    $  5.63              $  4.13
Second Quarter                      5.38                 4.50
Third Quarter                       6.25                 4.63
Fourth Quarter                      6.38                 4.50

         The closing price of the Company's Common Stock on March 19, 1998 was $10.625. As of March 19, 1998, the Company had approximately 43 stockholders of record.

         The Company has never paid a cash dividend on its Common Stock and does not contemplate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.           SELECTED HISTORICAL FINANCIAL DATA

         The selected historical financial data presented below has been derived from the Company's audited consolidated financial statements. The selected historical financial data should be read in conjunction with "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this report.


                                              1997             1996             1995              1994             1993
                                             ------           ------           ------            ------           ------

CONSOLIDATED STATEMENT
OF OPERATIONS DATA:
Net Sales...............................     $61,383,362      $70,401,396      $48,302,240       $41,156,276      $34,547,464
ESOP contribution.......................         800,000          800,000          800,000           800,000          937,816
Operating profit (loss).................       1,074,024        (884,993)        2,511,755         1,160,462          937,318
Net earnings (loss).....................         239,119      (1,367,679)        1,355,651           283,582          763,872
Net earnings (loss) per share...........            0.05           (0.31)             0.48              0.11             0.34
Weighted average common shares..........       4,485,376        4,467,000        2,835,063         2,611,521        2,235,730

CONSOLIDATED BALANCE
SHEET DATA:
Total assets                                 $42,515,723      $40,638,252      $35,607,756       $26,578,145      $20,008,378
Long-term obligations (net of current
maturities).............................       6,826,736        5,161,742        6,591,329         9,020,569        6,771,793
Stockholders' equity....................      19,736,731       18,670,583       19,236,262         8,306,366        4,922,549

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company produces and sells sand and gravel products, ready mix concrete, prestress and precast concrete products and accessories to the building and construction industry. The Company owns or leases 38 plants in Utah, Idaho and Wyoming. The Company's products are sold principally in Utah, Idaho and Wyoming and to a lesser extent in Colorado, Montana, Washington, Oregon, Arizona, New Mexico and California.

         The Company entered into an Agreement and Plan of Merger dated as of January 29, 1998 and amended and restated as of March 4, 1998 (the "Merger Agreement") with U.S. Aggregates, Inc., a Delaware corporation ("USAI"), and Western Acquisition, Inc., a Delaware corporation and a subsidiary of USAI ("Sub"), providing for the merger of Sub with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and as a subsidiary of USAI. Pursuant to the Merger Agreement, each outstanding share of Common Stock will be converted into the right to receive $10.771 per share in cash. In addition, the Merger Agreement provides that each option or warrant to purchase shares of Common Stock will be cancelled in consideration for the right to receive in cash an amount equal to the number of shares subject to such option or warrant multiplied by the difference between $10.771 and the exercise price of such option or warrant, less any applicable tax withholdings. The Merger is conditioned upon, among other things, the approval of the stockholders of the Company, certain regulatory and governmental approvals and other customary conditions. In connection with the proposed Merger, the Board of Directors of the Company received a fairness opinion (the "Opinion") from SBC Warburg Dillon Read Inc. to the effect that, as of the date of the Opinion, the Merger consideration is fair to the stockholders of the Company from a financial point of view. See "--Subsequent Events."

         Net sales consist of total sales less discounts, returns and allowances. While net sales decreased in 1997 compared to 1996, gross profit, operating profit and net earnings increased in 1997 compared to 1996. The decrease in net sales resulted from completion of the $21.6 million Snake River Correction Facility precast project in early 1997. Generally, the Company's prestress/precast concrete products carry smaller gross profit margins than are associated with the Company's sand and gravel and ready mix concrete products. The increase in profitability in 1997 was primarily attributable to a change in the Company's sales mix in 1997 to reflect more high margin sand and gravel and ready mix concrete products and lower relative sales of prestress/precast concrete products.

         Cost of sales for ready mix concrete products consists of material costs, production costs, freight charges, equipment depreciation and maintenance expenses, fuel costs and direct labor costs. Cost of sales for prestress/precast concrete products consists of material costs, freight costs, equipment depreciation and maintenance costs, fuel costs, direct labor costs and erection costs. Cost of sales for sand and gravel products consists of depletion cost, processing costs, direct labor cost, equipment depreciation and maintenance costs, fuel costs and in some cases, freight costs. The Company's sales of sand and gravel in connection with the I-15 reconstruction project have no corresponding cost of sale other than depletion costs. Depletion cost varies based on the particular aggregate reserve being depleted. During 1997, depletion costs recorded by the Company ranged from $0.01 to $ 0.06 per ton of aggregate.

         The Company's contributions to its Employee Stock Ownership Plan ("ESOP") are non-cash contributions and do not decrease the level of stockholder's equity. The contributions are charged against income and are deductible for federal and state income tax purposes. The original borrowings that the ESOP used to acquire the Company's Common Stock were loaned to the ESOP by the Company, which had borrowed these funds from two banks. Contributions to the ESOP are non-cash expenses for the Company for purposes of its financial and tax accounting. Although the original borrowings with which the ESOP was financed have now been retired, an ESOP liability to the Company remains outstanding. The ESOP repays this liability to the Company with contributions the ESOP receives from the Company. The Company intends to continue to make contributions to the ESOP as determined by the Company's management in amounts which are deductible for tax purposes in order to permit the ESOP to repay its liability to the Company. Subject to various regulations and conditions, the Company is generally allowed to deduct ESOP and pension plan contributions in an amount equal to 25% of its qualified payroll. While the contributions to the ESOP are repaid to the Company by the ESOP, resulting in no net cash outflow, and are a deductible expense for tax purposes, these amounts directly reduce the Company's reported earnings. As of December 31, 1997, the outstanding balance of the ESOP's note to the Company was $1.72 million.

         In addition to its effect on the Company's income statements, ESOP accounting also impacts the Company's balance sheets. Amounts received by the Company representing principal payments on the loan to the ESOP are recorded as reductions of the ESOP note receivable. Additionally, since the loan to the ESOP is carried on the Company's balance sheet as a reduction of stockholders' equity rather than as an asset, repayments of principal on the loan to the ESOP result in increases in stockholders' equity, which offset the reductions in equity caused by the non-cash contributions charged against earnings. Consequently, the ESOP contributions since the original acquisition of the stock have had no effect on total stockholders' equity and will have no effect on total stockholders' equity as long as contributions are used to reduce the note receivable from the ESOP.

         In the third quarter of 1996, the Company's management restructured the Company's operations and as a result recorded a one-time restructuring charge of $1.5 million. The Company periodically engages in sales of property, plant, equipment and land and recognizes a gain or loss equal to the purchase price received minus the book value of the property, plant, equipment for land sold.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Consolidated Statements of Operations:


                                                                     Year Ended December 31,
                                                       ----------------------------------------------------
                                                           1997               1996                1995
                                                       -------------      -------------      --------------

Net sales ...........................................     100.0%             100.0%             100.0%
Costs and expenses ..................................       98.3             101.3                94.8
Operating profit (loss) .............................        1.7               (1.3)               5.2
Other income (expense) net ..........................       (1.6)              (1.0)              (2.5)
Earnings (loss) before income taxes .................        0.1               (2.3)               2.7
Income taxes (benefit) ..............................       (0.3)              (0.4)              (0.1)
Net earnings (loss) .................................        0.4               (1.9)               2.8


Comparison of Years Ended December 31, 1997 and 1996

         Net sales decreased $9.0 million, or 15%, from $70.4 million for the year ended December 31, 1996 (the "1996 Period") to $61.4 million for the year ended December 31, 1997 (the "1997 Period"). Sand and gravel sales increased $2.1 million, or 38%, to $7.6 million for the 1997 Period compared to $5.5 million for the 1996 Period primarily because of increased sales in connection with the I-15 freeway reconstruction project ongoing in Salt Lake City, Utah. However, net sales by the Company's prestress/precast concrete division decreased $11.2 million, or 37%, to $19.2 million compared to $30.4 million for the 1996 Period, primarily due to the completion of the Snake River Correctional Facility in early 1997 and the lack of new or existing precast project contracts capable of sustaining 1996 precast net sales volumes. Net sales of ready mix concrete increased to $34.3 million, or 1%, in the 1997 Period compared to $34.0 million for the 1996 Period. This increase was primarily attributable to sustained construction activity in the Company's market areas.

         Cost of sales decreased $10.4 million, or 17%, from $63.0 million in the 1996 Period to $52.6 million in the 1997 Period. This decrease was primarily due to a lower volume of net sales in the 1997 Period of pre-stress/precast concrete products which carry a higher cost of sales component relative to the Company's sand and gravel and ready mix concrete products. Gross profit increased from $7.4 million in the 1996 Period to $8.8 million in the 1997 Period and increased as a percentage of net sales from 10% in the 1996 period to 14% in the 1997 period. The increase in gross profit was also due primarily to a lower volume of net sales of prestress/precast concrete products in the 1997 Period which carry lower margins and an increase in net sales of ready mix concrete and sand and gravel. Ready mix operating profit margins increased from 9% in the 1996 Period to 12.3% in the 1997 Period. The improvement in ready mix concrete operating profit margins was primarily attributable to price increases and improved efficiencies in the Company's ready mix concrete operations. Sand and gravel product operating profit margins increased to approximately 36% for the 1997 Period compared to 15% for the 1996 Period. The higher profitability of sand and gravel sales for the 1997 Period is primarily attributable to an increase in sand and gravel sold for use in the I-15 reconstruction project in Salt Lake City during the 1997 Period and to high start up costs for the Company's Point of the Mountain pit and costs of closing down the Company's aggregate operations at the Kearns pit incurred during the 1996 Period. Sales in the 1997 Period relating to the I-15 reconstruction project are based on a royalty of $0.50 per ton of aggregate with no corresponding cost of sales other than depletion of $0.01 per ton sold.

         General and administrative expenses increased $1.0 million, or 14%, from $5.9 million in the 1996 Period to $6.9 million in the 1997 Period. This increase was primarily attributable to payment of increased health care claims in the 1997 Period as well as an increase in salary costs incurred as a result of the employment of several new managers, bonuses paid under the Company's manager incentive program and severance compensation paid to terminated employees in the 1997 Period. As a percentage of net sales, general and administrative expenses increased from 8% in the 1996 Period to 11% in the 1997 Period.

         Contributions to the ESOP remained constant at $800,000 for the 1997 period and for the 1996 period. However, as a percent of net sales, the Company's contribution to the ESOP Plan increased from 1.1% for the 1996 period to 1.3% for the 1997 period. Restructuring charges of $1,500,000 were incurred on a one-time basis in the third quarter of the 1996 Period.

         Operating profit increased $2.0 million to $1.1 million for the 1997 Period as compared to an operating loss of $884,993 in the 1996 Period due to factors set forth above.

         Net other expense increased from $700,381 for the 1996 Period to $1.0 million for the 1997 Period. This increase resulted primarily from an increase of $236,711 in interest expense for the 1997 Period to $1.0 million as compared to $810,122 for the 1996 Period because of increased borrowings and higher average balances outstanding under the Credit Facility (defined below). In addition, the Company recognized a loss on sale of property, plant, equipment and land of $16,029 for the 1997 Period as compared to a gain on sale of property, plant, equipment and land of $35,930 in the 1996 Period. Interest income decreased $40,224 to $33,587 for the 1997 Period as compared to $73,811 for the 1996 Period.

         Earnings before income taxes increased $1.6 million to $44,749 for the 1997 Period as compared to a loss of $1.6 million for the 1996 Period. Net earnings after taxes increased $1.6 million to $239,119 for the 1997 Period as compared to a loss of $1.4 million for the 1996 Period for the reasons stated above.

Comparison of Years ended December 31, 1996 and 1995

         Net sales increased 22.1 million, or 46%, from $48.3 million for the year ended December 31, 1995 (the "1995 Period") to $70.4 million for the 1996 Period. Sales of prestress/precast products increased 149% from $12.2 million in the 1995 Period to $30.4 million in the 1996 Period due to production during the 1996 Period on the Snake River Correctional Facility, a $21.6 million contract. Ready mix concrete sales increased $2.7 million, or 9%, from $31.3 million in the 1995 Period to $34.0 million in the 1996 Period due primarily to sustained construction activity in the Company's market areas. Sand and gravel sales increased 31% from $4.2 million in the 1995 Period to $5.5 million in the 1996 Period due to increased volume of processed aggregates.

         Cost of sales increased $22.8 million, or 57%, to $63.0 million for the 1996 Period compared to $40.2 million for the 1995 Period. This increase was primarily attributable to increased prestress/precast concrete sales due to the Snake River Correctional Facility project. Gross profit decreased to $7.4 million for the 1996 Period as compared to $8.1 million for the 1995 Period, and gross profit as a percentage of net sales decreased from approximately 17% for the 1995 Period to 10% for the 1996 Period. Operating profit margin on prestress/precast concrete products was 12% in the 1996 Period compared to 23% in the 1995 Period due to significantly lower bid margins on the Snake River Correctional Facility contract. Operating profit margins on ready mix concrete decreased from 12% in the 1995 Period to 9% in the 1996 Period because of lower prices due to a shift of demand to commercial construction. Sand and gravel operating margins also decreased from 27% in the 1995 Period to 13% in the 1996 Period primarily due to high start up costs in the Company's Point of the Mountain pit and costs of closing down its aggregate operations at the Kearns pit.

         General and administrative expenses increased $1.1 million, or 24%, to $5.9 million for the 1996 Period as compared to $4.8 million for the 1995 Period. This increase was due primarily to payment during the 1996 Period of a $200,000 consulting fee to Building and Construction Capital Partners, L.P., the general partner of BCCP I, L.P. ("BCCP I") which is a significant stockholder of the Company, increased personnel, administrative, legal and professional expenses incurred in connection with the redirection of the Company and increased administrative costs related to the Snake River Correctional Facility construction.

         Contribution to the Company's ESOP remained constant for the 1995 and 1996 Periods at $800,000. The Company recorded a restructuring charge of $1.5 million in the third quarter of the 1996 Period. This one-time restructuring charge included a write-off of certain facilities and equipment obsoleted by new operating strategies totaling $715,000, the closure of undersized and unprofitable operations in Utah and Wyoming totaling $351,000, and accruals of the remaining two years of the employment agreement with the Company's former president and chief executive officer totaling $333,000 and costs associated with the restructuring of management totaling $101,000.

         Operating loss reported by the Company for the 1996 Period totaled $884,993 as compared to operating profit of $2.5 million recorded by the Company for the 1995 Period. Other expense decreased to $700,381 for the 1996 Period as compared to $1.2 million for the 1995 Period. This decrease in other expense net was primarily attributable to lower interest expense of $810,122 for the 1996 Period as compared to $1.4 million for the 1995 Period resulting from the use of proceeds from the sale of Common Stock to BCCP I to temporarily pay down the Company's debt and an increase in interest income to $73,811 for the 1996 Period as compared to $34,222 for the 1995 Period, partially offset by a decrease in gain on sale of property, plant, equipment and land to $35,930 in the 1996 Period from $129,085 for the 1995 Period.

         Earnings loss before income taxes totaled $1.6 million for the 1996 Period as compared to earnings before income taxes of $1.3 million for the 1995 Period for the reasons set forth above. The Company incurred a net loss after tax of $1.4 million for the 1996 Period as compared to net earnings of $1.4 million for the 1995 Period for the reasons set forth above.

Subsequent Events

         On January 29, 1998, the Company signed a definitive Merger Agreement with USAI pursuant to which USAI will acquire for cash all of the outstanding shares of Common Stock for $10.771 per share, or $57.6 million. Although the transaction has been approved by the Board of Directors of both companies, the transaction is contingent upon, among other things, approval of Monroc's stockholders, certain regulatory approvals and other customary conditions. The transaction is currently expected to close in the second quarter of 1998 subject to stockholder and regulatory approvals. BCCP I, which currently owns approximately 37 percent of the outstanding shares of Common Stock, has agreed to vote in favor of the transaction. USAI, is a portfolio company of Golder, Thoma, Cressey, Rauner, Inc., a Chicago based private equity investment group.

         On January 6, 1998, the Company acquired all of the capital stock of Treasure Valley Concrete, Inc. for $3.35 million in cash. The Company financed the entire purchase price with borrowings under the term loan portion of the Credit Facility (defined below). Treasure Valley Concrete produces and sells ready mix concrete in the greater Boise, Idaho area, and had revenues of approximately $7 million in 1997. The Company intends to integrate Treasure Valley Concrete's operations into its current Boise, Idaho operations.

Liquidity and Capital Resources

         The Company's primary sources of liquidity have been comprised of cash flow from operating activities, borrowings under its $15.0 million credit facility provided by the CIT Group (the "Credit Facility") and the issuance of Common Stock. The Company requires capital for the procurement of property, plant, equipment, aggregate deposits, land and inventory, normal operating expenses and for general working capital purposes. The Credit Facility, which is the Company's principal source of liquidity, was renewed in February 1996 increasing the total credit available from $11.0 million to $15.0 million. The interest rate accruing under the Credit Facility was reduced in February 1996 from the prime rate plus 2.5% to the prime rate plus 0.75%. The Credit Facility provides for both revolving and term loans. Under the revolving portion of the Credit Facility, the Company may borrow up to 85% of eligible receivables at any time. Borrowings under the term loan are limited by the value of the Company's real and personal property with a maximum limit of $10.0 million. The Credit Facility requires that the Company pay a monthly fee on the unused portion of the Credit Facility at the rate of 0.5% per annum. Between February 1996 and February 1997 and between February 1997 and February 1998, the terms of the Credit Facility required the Company to pay interest on minimum outstanding balances of $2.0 million and $4.0 million, respectively. During these periods, the Company's outstanding borrowings under the Credit Facility exceeded these minimum amounts. As of December 31, 1997, outstanding borrowings on the Credit Facility in the form of revolving loans totaled $5.9 million compared to $5.4 million as of December 31, 1996. As of December 31, 1997, the outstanding term loan balance under the Credit Facility was $2.0 million. Subsequent to year end, the Company increased the outstanding term loan portion of the Credit Facility to $5.35 million in connection with the acquisition of Treasure Valley Concrete. See "--Subsequent Events." At December 31, 1997, the Company had a maximum credit availability under the Credit Facility of $7.1 million. Availability under the Credit Facility is based upon the level of eligible receivables and the amount of unamortized availability under the term loan. The Credit Facility is secured by a general lien on all of the Company's assets and expires in February, 2002.

         In addition to the Company's borrowings under the Credit Facility, at December 31, 1997 the Company had notes outstanding to the previous owners of the Company's Wyoming subsidiary in the amount of $406,822 as compared to an outstanding balances under such notes at December 31, 1996 of $598,142. These notes bear interest at the prime rate plus 2% and are secured by the fixed property and inventory of the subsidiary.

         The Company also had outstanding notes payable to Colonial Commercial Corp. ("Colonial") in the amount of $298,750 at December 31, 1997. Colonial is a minority stockholder of the Company. These notes bear interest at the prime rate. Principal payments under these notes are due each year in eight monthly installments of $30,000 each. No principal payments are required for the months of January, February, March and December. These notes are subordinated to the Credit Facility.

         In December 1995, the Company issued 1,650,000 shares of Common Stock to BCCP I at a price of $5.50 per share for net proceeds of $8.8 million. The Company used $3.4 million of the net proceeds to pay down outstanding balances under the Company's then existing credit facility with CIT Group leaving $5.4 million in cash and cash equivalents at December 31, 1995. Since December 31, 1995, the Company has used the remaining net proceeds for the purchase of property, plant and equipment, aggregate deposits and land and for the financing of working capital and inventory.

         Concurrently with the issuance of Common Stock to BCCP I, the Company issued a warrant to BCCP I to purchase up to 1,500,000 additional shares of Common Stock at a price of $6.25 per share. This warrant is exercisable through December 28, 2000. If this warrant were exercised in full, the gross proceeds to the Company would be $9.4 million. No assurances can be given that this warrant will ever be exercised.

         For the year ended December 31, 1997, net cash provided by operating activities equaled $5.1 million, consisting primarily of net earnings, depreciation and amortization of property, plant and equipment, contribution to the Company's ESOP and accounts receivable, partially offset by inventories and trade accounts payable. For the year ended December 31, 1997, net cash used in investing activities equaled $7.6 million, consisting primarily of purchases of property, plant and equipment and purchases of additional aggregate deposits including 270 acres with over 14,000,000 tons of aggregate reserves near Middleton, Idaho. For the year ended December 31, 1997, net cash provided by financing activities totaled $2.1 million, consisting primarily of increased borrowings under the Credit Facility and the issuance of notes for 75% of the purchase price of the Middleton land, partially offset by principal payments on long-term obligations and the repurchase of certain outstanding warrants.

         The Company finances a portion of its equipment through operating leases and anticipates continuing to finance a portion of its equipment in this manner. The Company anticipates that it will have the ability to refinance certain equipment as needed thereby generating additional cash for operations.

         In  1996,  the  Snake  River   Correction   Facility  project  required
significant capital resources and put heavy demands on the Company's cash and liquidity. The project was completed in early 1997 and the Company currently has no similar prestress/precast projects ongoing and does not currently anticipate any similar projects during the next 12 months.

         The Company is also pursuing the sale of certain assets of its prestress/precast division. The Company has been in negotiations with a potential buyer since early 1997. The Company is currently uncertain as to whether negotiations with the potential purchaser will continue. If such negotiations are terminated, the Company currently intends to continue pursuing a sale of such assets. The Company anticipates that such an asset sell would generate additional cash for operations. In addition, the Company is pursuing the sale of its Wyoming subsidiary. Such a sale would also generate cash for operations. The Company has not entered into a definitive agreement with a buyer of its prestress/precast assets or its Wyoming subsidiary. No assurances can be given that a definitive agreement will be entered into or that the Company will be able to successfully consummate the sale of such operations.

         The Company believes that its existing cash balances, combined with additional availability under the Credit Facility, cash from operations and cash from planned asset sales and equipment refinancings, will enable it to meet its working capital requirements for at least 12 months. However, if the Company's capital requirements increase or if the Company is unable to conserve cash or generate cash through asset sales, the Company could be required to limit its capital expenditures, aggregate deposit purchases and acquisition activities or secure additional sources of capital. There can be no assurance the Company will be capable of securing additional capital or that the terms upon which such capital will be available to the Company will be acceptable.

Inflation

         Inflation in the U.S. economy has been relatively moderate during the last few years. Price increases for labor and materials have kept pace with inflation, but the Company has generally been successful in passing cost increases on to customers. In 1997, price increases were introduced in most markets. The Company continues to pursue work at higher prices to cover ongoing cost increases and improve operating margins.

Seasonality

         Because of the location of its operations in the intermountain west region of the Western United States, the Company experiences significantly lower sales during the winter months due to adverse weather conditions. The Company usually experiences losses during these months because of the lower sales volume.

Year 2000 Compliance

         The Company has reviewed its software systems, all of which are provided by outside vendors, and based upon representations by the outside vendors regarding the year 2000 issue, no modifications to such systems will be required. Based on this review, the Company does not anticipate the need to invest any capital resources to address the year 2000 issue.

Outlook

         The Company currently expects to consummate the Merger during the second quarter of 1998, subject to stockholder and regulatory approval. In addition, the Company intends to continue to pursue the strategic sale of certain assets including certain assets of its prestress/precast division and its Wyoming subsidiary.

         Without giving effect to the Merger or any operational changes which may occur following the Merger, the Company currently expects that net sales of sand and gravel and ready mix concrete products will increase in the aggregate and as a percentage of total net sales in the near term and that gross profit as a percentage of net sales will increase to reflect the increased gross profit associated with the sale of sand and gravel and ready mix concrete products. The Company also anticipates that general and administrative expenses will increase in the near term as a result of costs incurred in connection with the Merger.

         The Company also anticipates procuring additional aggregate reserves as such reserves become available, provided they can be purchased on terms acceptable to the Company. The Company's operational activities pending consummation of the Merger are subject to certain restrictions set forth in the Merger Agreement and the Company is generally restricted to conducting its business in the ordinary course consistent with past practice. Certain material variations from the Company's past operational practice would require the consent of the other parties to the Merger Agreement.

Forward-Looking Statements

         Certain statements set forth above under the captions "Overview", "Liquidity and Capital Resources", "Seasonality" and "Outlook" are forward-looking statements including, without limitation, statements related to
(i) the Merger; (ii) planned asset sales and equipment refinancings; (iii) the expected increase in net sales of sand and gravel and ready mix concrete products and the corresponding expected increase in gross profit and gross profit as a percent of net sales; (iv) the Company's cash usage trend and the Company's potential need for and access to capital sources; (v) operational restrictions applicable to the Company pending consummation of Merger; (vi) anticipated increases in general and administrative expenses; (vii) the Company's projected liquidity for the next 12 months; (viii) integration of the Treasure Valley Concrete operations; (ix) the Company's readiness for the year 2000 computer issue; (x) seasonality issues: and (xi) other statements containing the words "expects", "intends", "anticipates", "estimates", "projects", "will continue", "plans", or words of similar effect and that are not statements of historical fact. These forward-looking statements are subject to certain risks, uncertainties and factors which could cause the anticipated results to not be realized. These risks, uncertainties and factors include, without limitation, (a) the Merger may not be consummated or may not be consummated on the terms currently set forth in the Merger Agreement; (b) in the event of price competition or a decrease in demand for the Company's sand and gravel or ready mix concrete products for reasons of market proximity, price, quality, general economic conditions, or state of federal budgetary changes affecting freeway projects generally and the I-15 reconstruction project specifically, the Company may not be able to increase sales of its sand and gravel or its ready mix concrete products or may not be able to do so at anticipated profit margins; (c) weather conditions and other circumstances beyond the Company's control may impact its ability to increase sales of sand and gravel and ready mix concrete products; (d) if the Company is forced to conserve cash or is unable to access liquidity under its Credit Facility, through the debt or equity capital markets or through asset sales, the Company may be unable to fund operations or purchase additional aggregate properties and in any event may be unable to purchase such properties on terms acceptable to the Company; (e) the Company may be unable to consummate a sale of its prestress/precast concrete division or its Wyoming subsidiary; and (f) any of the factors listed under "Item 1--Forward Looking Statements and Risk Factors" may occur causing outcomes to differ materially from those anticipated in the forward- looking statements. Although the Company believes that its assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is no assurance that the results contemplated in any such forward-looking statement will be utilized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

         Due to factors noted above and elsewhere in this filing, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in sales or earnings from the levels anticipated by parties other than the Company could have an immediate and significant effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which would result in an even more immediately and adverse effect on the trading price of the Company's Common Stock.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On April 9, 1997, the Board of Directors of the Company, upon recommendation of its Audit Committee, approved a change in the Company's independent accountants from Grant Thornton LLP to Deloitte & Touche LLP effective for the year ended December 31, 1997. During the two fiscal years ended December 31, 1996 and 1995 and thereafter, the Company did not have any disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor did any reports issued by Grant Thornton LLP contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. The information provided in the Company's Current Report on Form 8-K dated as of April 14, 1997 is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company as of March 19, 1998 were as follows:


    Name                     Age         Position
    Robert L. Miller          57         Chairman of the Board
    Ronald D. Davis           52         President, Chief Executive Officer and
                                           Director
    L. William Rands          53         Chief Financial Officer, Vice President
                                           - Finance, Secretary and Treasurer
    James E. Dahl             62         Director
    Michael A. Kane           36         Director
    William T. Lightcap       60         Director
    Jules Ross                65         Director
    Marc T. Scholvinck        40         Director
    Delbert T. Tanner         46         Director

        Robert L. Miller has been Chairman of the Board and a director of the Company since December 1995. In 1994, Mr. Miller became a limited partner of Building and Construction Capital Partners, L.P. ("BCCP"). A family trust controlled by Mr. Miller is a limited partner of BCCP I, L.P. ("BCCP I"), a principal stockholder of the Company. From 1991 to 1994, Mr. Miller was a private investor, investing during that period in, among other projects, a residential development and fast food franchise. In 1980, Mr. Miller co-founded West Venture Development Company, a developer of land, single family housing and shopping centers in Southern California, and was responsible for the operations of that company until it was sold in 1991.

        Ronald D. Davis has served as President, Chief Executive Officer and a director of the Company since July 1996. From 1985 to 1996, he was Vice President and General Manager of CalMat Inc.'s Central and Northern California operations. Prior to that, he was President of Bakersfield Ready mix.

        L. William Rands has served as Chief Financial Officer, Vice President - Finance and Treasurer of the Company since June 1985. Mr. Rands was elected
Secretary of the Company in 1992. Prior to joining the Company, he held financial positions at the Carborundum Company, Occidental Petroleum and McKinsey & Co.

        James E. Dahl has been a director of the Company since December 1995. Mr. Dahl has served as a consultant to the construction and materials industry since 1992. From 1989 to 1992, he was Vice President and General Manager of the Northwest Division of Beazer West, Inc. ("Beazer West"), a company located in the United Kingdom and engaged in the business of sand and gravel aggregates and ready mix concrete. From 1968 to 1989, Mr. Dahl held various management positions at Kaiser sand and gravel Company, his last position being that of President and General Manager before it was acquired by Beazer West.

        Michael A. Kane has been a director of the Company since December 1995. Mr. Kane has served as a Managing Director of Libra/Mezzanine Partners, L.P. since September 1997. From 1994 to September 1997, Mr. Kane was a

Managing Director of Richard C. Blum & Associates, L.P. ("Blum & Associates"). From 1992 to 1994, Mr. Kane was a Vice President of General Electric Capital Corporation, with nationwide responsibility for transactions in the cement and aggregates business, and from 1987 to 1992 he held various other positions with that corporation. Blum & Associates is a money management firm with its headquarters located in San Francisco, California, and it is the general partner of BCCP, a limited partnership which makes investments in building and construction industries. BCCP is the general partner of BCCP I, the principal stockholder of the Company.

        William T. Lightcap has been a director of the Company since 1992. Mr. Lightcap has been a management consultant since 1995. From 1993 to 1995, he was executive director of Hart, King & Coldren, a law firm located in Santa Ana, California. He was self-employed from April 1992 to January 1993 and was a Vice President and General Manager of Beazer West from 1990 to March 1992.

        Jules Ross has been a director of the Company since 1987. Mr. Ross has been a Vice President and director of Thackeray Corporation (NYSE), a real estate investment corporation located in New York City since 1988. He also has been a Managing Director of the RDR Group, a private investment company located in Pomona, New York, since 1996. Mr. Ross has been a principal of Odyssey Partners, L.P., an investment partnership located in New York City since 1987
("Odyssey Partners"). From 1991 to 1993, Mr. Ross was President and Chief Executive Officer of CER Corporation, an engineering consulting firm located in Las Vegas, Nevada.

        Marc T. Scholvinck has been a director of the Company since March 1997. Mr. Scholvinck has been a Managing Director and Chief Financial Officer of Blum & Associates since 1996, and was Director of Finance and Controller of Blum & Associates from 1991 to 1996, except for a ten-month period in 1993 when he was a self-employed financial consultant and Financial Director of Leopard Rock Hotel Company in Zimbabwe. Prior to joining Blum & Associates in 1991, Mr. Scholvinck worked for Deloitte & Touche LLP in San Francisco, California, San Jose, California and Cape Town, South Africa.

        Delbert H. Tanner has been a director of the Company since July 1996. Mr. Tanner has been the Chief Executive Officer of Channel Partners, an outsource marketing firm located in Gilbert, Arizona since 1996. From 1993 to 1995, Mr. Tanner was Executive Vice President of CalMat, Inc., a construction materials firm located in Los Angeles, California and from 1987 to 1993, he was Regional Vice President of APAC, a subsidiary construction firm of Ashland Oil located in Atlanta, Georgia.

        The Company is not aware of any family relationships among any director or executive officer of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own beneficially more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and Nasdaq initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than ten percent beneficial owners are required to furnish the Company with copies of all Section 16(a) reports they file.

        Based solely upon a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 1997 the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding the annual and long-term compensation for services rendered to the Company in all capacities for the fiscal years ended December 31, 1995, 1996 and 1997 of the Chief Executive Officer and the other executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year ended 1997 (the "Named Executive Officers").


                                            Summary Compensation Table

                                                                                             Long-Term
                                                                                            Compensation
                                                                                            ------------
                                                                                             Restricted
                                                  Annual Compensation                       Stock Awards
                                 -------------------------------------------------------    -----------
                                                                      Other Annual                               All Other
Name and Principal Position       Year        Salary       Bonus     Compensation(5)                           Compensation
---------------------------       ----        ------       -----     ------------                              ------------
Ronald D. Davis................   1997     $152,083(1)  $40,012(3)         --                   --               $9,409(7)
   President and Chief            1996       75,000(2)   50,000(4)         --                200,000(6)           4,305(7)
   Executive Officer              1995         --           --             --                   --                  --
L. William Rands...............   1997        90,000     14,040(3)         --                 12,000(6)           1,140(7)
   Vice President--Finance,       1996        82,333        -0-            --                   --                1,032(7)
     Chief Financial Officer,     1995        82,000     16,400(3)         --                   --                 815(7)
     Treasurer and Secretary

---------------------------

(1) Includes an annualized salary of $150,000 from January 1, 1997 until October 31, 1997 and an increase in annualized salary to $165,000 for the remaining two months in 1997.

(2) Mr. Davis was employed by the Company on July 1, 1996, at which time he became the Company's President and Chief Executive Officer. Accordingly, Mr. Davis' salary and bonus for 1996 are for the period from July 1, 1996 to December 31, 1996.

(3)  Cash bonus pursuant to the Senior Management Bonus Program.

(4)  Cash signing bonus paid to Mr. Davis upon commencement of his employment.

(5) The total value of certain benefits provided by the Company to the Named Executive Officers is less than either $50,000 or 10% of the total annual salary and bonus of the Named Executive Officers.

(6) Stock options granted to the respective Named Executive Officer under the Company's 1996 Stock Option Plan.

(7)  Annual life insurance premiums paid by the Company.

       The following table sets forth certain information with respect to grants of stock options pursuant to the Company's 1996 Stock Option Plan during fiscal year 1997 to the Named Executive Officers.

                                         Option Grants in Last Fiscal Year

                                                                                                      Potential
                                                  Percentage                                     Realizable Value at
                                                   of Total                                         Assumed Annual
                                                   Options       Exercise                        Rates of Stock Price
                                                  Granted to      or Base                            Appreciation
                                    Options       Employees        Price                          for Option Term(1)
                                    Granted       in Fiscal         per        Expiration        --------------------
Name                               (Shares)          Year          Share          Date              5%         10%
-----                              --------          ----          -----          ----            -------     ------

Ronald D. Davis ...............           0           --             --             --              --          --
L. William Rands ..............      12,000         12.50%         $5.25       03/20/02           $39,620     $100,406


---------------------------

(1) Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with the rules of the Securities and Exchange Commission, and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on stock option exercises are dependent upon the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period. This table does not take into account any actual appreciation in the price of the Common Stock from the date of grant.

       The following table sets forth certain information with respect to the unexercised options to purchase shares of Common Stock under the Company's 1996 Stock Option Plan held by the Named Executive Officers at December 31, 1997. No options were exercised by the Named Executive Officers during 1997.

             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values


                                          Number of Unexercised                  Value of Unexercised
                                                 Options                         In-the-Money Options
                                          at December 31, 1997                  at December 31, 1997(1)
                                         ----------------------                 -----------------------
Name                                  Exercisable       Unexercisable       Exercisable       Unexercisable
----                                  -----------       -------------       -----------       -------------

 Ronald D. Davis...................     80,000             120,000           $375,000           $297,000
 L. William Rands..................     29,000               --               145,625              --

---------------------------

(1) Based on the closing sales price of $10.125 on December 31, 1997 of the Company's Common Stock listed on The Nasdaq National Market.

Employment Agreements

         On June 2, 1996, the Company entered into an Employment Agreement with Ronald D. Davis pursuant to which Mr. Davis is employed as President and Chief Executive Officer of the Company until June 2, 1999. Mr. Davis' Employment Agreement provides for an initial annualized base salary of $150,000 per annum, which may be increased at the discretion of the Board of Directors, and an annual incentive bonus in such amount as may be determined by the Board of Directors. Effective November 1997, the Board of Directors approved an increase in Mr. Davis' annualized base salary to $165,000.

         Pursuant to his Employment Agreement, in 1996 the Company paid Mr. Davis a signing bonus of $50,000, and reimbursed him for his moving and temporary housing expenses. The Company also granted Mr. Davis options under the Company's 1996 Stock Option Plan to purchase 200,000 shares of Common Stock at prices ranging from $5.125 to $8.75 per share. The options vest over a period of four years ending July 1, 2000. In March 1998, the Company agreed to pay $50,000 to Mr. Davis upon the sale of all or part of the Company as additional compensation for Mr. Davis' services provided in connection with such transaction. Accordingly, Mr. Davis will receive such $50,000 payment upon consummation of the Merger.

         On July 25, 1995, the Company entered into an Employment Agreement with
L. William Rands pursuant to which Mr. Rands is employed as Vice President of Finance, Secretary and Treasurer of the Company until July 31, 1998. Mr. Rands' Employment Agreement provides for an initial annualized base salary of $82,000 per annum, which may be increased at the discretion of the Board of Directors, and an annual incentive bonus in such amount as may be determined by the Board of Directors. Effective December 1996, the Board of Directors approved an increase in Mr. Rands' annualized base salary to $90,000.

         Pursuant to an agreement dated as of June 23, 1997 between the Company and Mr. Rands, the Company has agreed to pay $50,000 to Mr. Rands upon the sale of all or part of the Company as additional compensation for Mr. Rands' services provided in connection with such transaction. Accordingly, Mr. Rands will receive such $50,000 payment upon consummation of the Merger.

Pension Plan

         The Company provides certain retirement benefits to its employees pursuant to an Employee Pension Plan and Trust Agreement, as amended and restated (the "Pension Plan"). Employees are eligible to participate in the Pension Plan after they have completed one year of service with the Company.

         Pursuant to the Pension Plan, the Company contributes a specified percentage of each participating employee's compensation to the Pension Plan in each year. For 1997, the specified percentage was 7%, subject to certain limitations and exceptions. The Company's contributions are allocated to the account of each participating employee, subject to a maximum permissible amount. Employees may also make voluntary contributions to the Pension Plan, subject to certain limitations. A participating employee's account at his or her selection is invested among a limited number of mutual funds.

         Upon retirement, an employee may elect the distribution of his or her accrued benefit in the form of a lump sum payment, various forms of annuities or installment payments. Accordingly, the annual benefits payable to an employee under the Pension Plan would depend upon the form of payment elected. Assuming Mr. Davis and Mr. Rands elected to receive distributions in the form of installment payments over 20 years, and assuming a yield of 10% with no salary increases, the estimated annual payments payable to Mr. Davis and Mr. Rands upon retirement at the normal retirement age (65) would be approximately $35,000 and $45,000, respectively.

The Employee Stock Ownership Plan

         The Company's ESOP owns approximately 1,163,719 shares or approximately 26% of the Company's Common Stock. The ESOP is an employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code (the "Code").

         The ESOP is currently administered by the Company as the ESOP Plan Administrator and the Company's Chief Executive Officer is authorized to act on behalf of the Company. The ESOP also allows the Board of Directors to appoint other individuals or an Advisory Committee to administer the plan. The assets of the ESOP are held in trust by First Security Bank of Utah, N.A. (the "Trustee"). The Trustee holds legal title to all assets of the ESOP and as a result has the power to buy and sell the Common Stock held by the ESOP, but only pursuant to written directions of the Company.

         Each employee of the Company with at least one year of service is eligible to participate in the ESOP. The ESOP Plan Administrator establishes and maintains an account for each participant that reflects the participant's allocable share of the ESOP's assets. Each participant's share of the Company's contribution for a plan year is determined by multiplying the total amount contributed by a fraction equal to the proportion that the participant's salary bears to the total salary of all participant's for such year subject to individual allocation limits under the Code. A participant's account becomes fully vested and nonforfeitable after six years of employment with the Company, or earlier if the participant attains age 62, becomes totally disabled or dies. The participant's account otherwise vests at a rate of 20% per year of employment beginning with the second year of employment. The Company pays all administrative costs of the ESOP.

         Mr. Davis does not participate in the ESOP. Mr. Rand's is a participant in the ESOP and his allocable share of the ESOP's assets for the years 1995, 1996 and 1997 were valued at $4,564, $5,192 and $5,919, respectively.

Compensation of Directors

         Each non-employee director receives $1,000 per Board of Directors meeting attended, plus expenses, and $500 for each standing Board of Directors Committee meeting which he attends (Audit Committee, Compensation Committee and Strategic Planning Committee). The Company also has entered into a consulting agreement with BCCP pursuant to which the Company pays BCCP $200,000 per year. Marc T. Scholvinck is a Managing Director of Blum & Associates, the general partner of BCCP, and Robert L. Miller is a limited partner of BCCP. BCCP is the general partner of BCCP I, a significant stockholder of the Company, and a family trust controlled by Mr. Miller is a limited partner of BCCP I. See "Item 13--Certain Relationships and Related Transactions--Consulting Agreement." The Company has also granted stock options to certain directors pursuant to its 1994 Stock Option Plan and its 1996 Stock Option Plan. See "Item 13--Certain Relationships and Related Transactions."

                          COMPENSATION COMMITTEE REPORT

         Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Compensation Committee Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

         The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The role of the Compensation Committee, which is comprised entirely of outside, non-employee directors, is to review and approve salaries and other compensation of the executive officers of the Company. The Committee also reviews and approves various other Company compensation policies and administers the Company's 1994 Stock Option Plan, 1996 Stock Option Plan, including the review and approval of stock option grants to the executive officers of the Company. This Compensation Committee Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Company's executive officers, including its Chief Executive Officer, Ronald D. Davis, during the fiscal year ended December 31, 1997.

Executive Compensation Philosophy

         In designing its compensation programs, the Company follows its belief that compensation should reflect the value created for stockholders while supporting the Company's business strategies and short-terms operating goals. Accordingly, the Company's policy with respect to executive compensation has been designed to align the interests of management with the interests of the Company's stockholders adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company in a manner that is comparable with compensation paid by companies of comparable size or within the Company's industry.

         Total cash compensation for the executive officers consists of the following components: (a) base salary, (b) annual bonus compensation, (c) incentive compensation in the form of stock options granted pursuant to the 1994 Stock Option Plan and the 1996 Stock Option Plan and (d) certain other benefits provided to the Company's executive officers.

         Base Salary. Base salaries in 1997 for the executive officers are established at levels considered appropriate in respect to the duties and scope of responsibilities of each executive officer's position. Each executive is reviewed individually on an annual basis. Salary adjustments are based on the individual's experience and background, performance during the prior year, the general movement of salaries in the marketplace, and the Company's fiscal position.

         Annual Bonus Compensation. Pursuant to the Senior Management Bonus Program Fiscal 1997, the Compensation Committee may grant annual bonus awards to individual executive officers based on the executive officer's performance in assisting the Company in meeting expected stockholder returns and management goals. The Compensation Committee has the authority to select the executive officers and employees who will be granted bonuses and to determine the timing, pricing and amount of any such bonus. In determining the amount of bonus to be paid to the Company's Chief Executive Officer and the salary, bonus and other compensation to be paid to the other executive officers of the Company, the Compensation Committee considered a number of factors relating to corporate performance, including, among others, whether the Company had been successful in meeting management's earnings projections, whether the Company had met its goals for expanding its business operations and whether management had met its goals for strengthening the Company's management team. The Committee also considered whether the compensation paid to executive officers was sufficient to attract and retain qualified executive officers.

         Incentive Compensation. The Compensation Committee is also responsible, within the terms of the respective plans, for administering the 1994 Stock Option Plan and the 1996 Stock Option Plan. The Compensation Committee provides intermediate and long-term incentives through grants of stock options to executive officers. Stock options are designed to provide incentive for future performance.

         Other Benefits. Other elements of compensation include medical life insurance benefits available to employees generally. Executive officers also receive supplemental life insurance benefits which, in addition to the life insurance benefits received by all employees.

         Compensation  of the  Chief  Executive  Officer.  The  Chief  Executive
Officer, Mr. Ronald D. Davis, participates in the executive compensation programs described in this report. Mr. Davis became the Chief Executive Officer on July 1, 1996 with an initial annualized base salary of $150,000. Effective November 1997, Mr. Davis's salary was increased to $165,000 based on the factors discussed above in "Base Salary," including a review of market pay trends. For services rendered during fiscal 1997, the Committee awarded Mr. Davis a bonus of approximately $40,012 pursuant to the Senior Management Bonus Program Fiscal 1997 based on achieving certain financial objectives during the fiscal year 1997. The Company typically grants options to is executive officers in January of each year. However, pending consummation of the proposed Merger, the Company has not granted any stock options to executive officers during 1998. In March 1998, the Company has agreed to pay $50,000 to Mr. Davis upon the sale of all or part of the Company as additional compensation for Mr. Davis' services provided in connection with such transaction. Accordingly, Mr. Davis will receive $50,000 upon consummation of the Merger.

                                    Robert L. Miller, Chair
                                    James E. Dahl
                                    William T. Lightcap
                                    Delbert H. Tanner

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors, which is responsible for the compensation policies of the Company with respect to its executive officers, is comprised of Robert L. Miller, James E. Dahl, William T. Lightcap and Delbert H. Tanner. Mr. Miller is a limited partner of BCCP and a family trust controlled by Mr. Miller is a limited partner of BCCP I. BCCP I is a significant stockholder of the Company, and BCCP is the general partner of BCCP I. BCCP has entered into a consulting agreement with the Company pursuant to which the Company pays BCCP $200,000 annually for consulting services rendered to the Company by BCCP. See "Item 13--Certain Relationships and Related Transactions--Consulting Agreement."

                             STOCK PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total stockholder return (stock price appreciation plus dividends) of the Company's Common Stock with the cumulative total return of the Nasdaq Market Index and a market weighted index of publicly traded peers for the period from May 5, 1994 (the date of the Company's initial public offering) through December 31, 1997. The graph assumes that $100 is invested in each of the Common Stock, the Nasdaq Market Index and the index of publicly traded peers on May 5, 1994 and that all dividends are reinvested. The publicly traded companies in the peer group are CalMat Co., Centex Construction Products, Inc., Dravo Corp., Florida Rock
Industries, Inc., LaFarge Corp., Lone Star Industries, Inc., Medusa Corp., Southdown, Inc., Texas Industries, Inc., United States Lime & Mineral, Inc. and Vulcan Materials Corp.

                COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN
                               AMONG MONROC, INC.;
                           PEER GROUP AND BROAD MARKET



      Measurement Period               Company           Nasdaq Market Index          Peer Group Index
      ------------------               -------           -------------------          ----------------

      May 5, 1994                      $100.00                 $100.00                     $100.00
      December 31, 1994                  70.00                  101.44                       94.57
      December 31, 1995                 107.50                  131.58                      110.88
      December 31, 1996                 127.50                  163.51                      127.61
      December 31, 1997                 202.50                  200.01                      201.66


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 20, 1998 by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and executive officers of the Company as a group.


                                                             Number of Shares
                                                               Beneficially             Percent
Name and Address of Beneficial Owner                             Owned(1)               of Class
------------------------------------                            ----------              --------

Richard C. Blum (2) ....................................            3,721,577             61.9%
         909 Montgomery Street, Suite 400
         San Francisco, CA 94133
Colonial Commercial Corp................................              328,071              7.3
         3601 Hemstead Turnpike
         Suite 121-1
         Levittown, NY  11756
Monroc, Inc. Employee Stock Ownership Plan(3)...........            1,163,719             25.8
James E. Dahl(4)........................................               13,000              *
Ronald D. Davis(5)......................................               80,000              1.7
Michael A. Kane.........................................                   --              *
William Lightcap(7).....................................               15,000              *
Robert L. Miller(6).....................................            3,721,577             61.9
L. William Rands(8).....................................               43,658              1.0
Jules Ross(9)...........................................               21,566              *
Marc T. Scholvinck(6)...................................            3,721,577             61.9
Delbert H. Tanner(10)...................................               13,100              *
All directors and executive officers as a group
 (14 persons)...........................................            3,907,901             63.4

---------------------------

*    Represents ownership of less than 1.0%.

(1) Except as indicated below, each of the beneficial owners listed in the above table has, to the knowledge of the Company, sole voting and investment power with respect to the indicated shares of Common Stock.

(2) Mr. Blum is a controlling person and Chairman of Richard C. Blum & Associates Inc. ("RCBA Inc."), which is the general partner of Richard C. Blum & Associates LP ("Blum & Associates"). Blum & Associates is the general partner of Building and Construction Partners, L.P. ("BCCP"), which is the general partner of BCCP I, L.P. ("BCCP I"). These shares of Common Stock include (i) 1,650,000 shares held directly by BCCP I, (ii) 1,500,000 shares subject to an unexercised warrant held by BCCP I that entitles BCCP I to purchase up to 1,500,000 shares of Common Stock for $6.25 per share at any time prior to December 28, 2000, (iii) 328,071 shares held by Colonial Commercial Corp. ("Colonial") that are subject to certain agreements pursuant to which Colonial has agreed to vote its shares in favor of persons originally nominated as directors by BCCP, so long as such persons are nominated for re-election, until the end of the year 2000 (see "Item 13--Certain Relationships and Related Transactions--Certain Purchase and Consulting Agreements) and (iv) 243,506 unallocated shares owned by the ESOP, under the terms of which unallocated shares owned by the ESOP are voted by management in accordance with the determination of the Board of Directors of the Company, 50% of the directors of which have has been nominated by or are affiliated with BCCP (see "Item 13--Certain Relationships and Related Transactions--Certain Purchase and Consulting Agreements). Mr. Blum disclaims beneficial ownership of these securities except to the extent of his pecuniary interest thereof.

(3) ESOP participants vote the shares allocated to their individual accounts on matters submitted to a vote of stockholders. Under the terms of the ESOP, the 243,506 unallocated shares owned by the ESOP are to be voted in accordance with the determination of the Board of Directors of the Company.

(4) Includes options to purchase 13,000 shares granted to Mr. Dahl which are exercisable within 60 days.

(5) Includes options to purchase 80,000 shares granted to Mr. Davis which are exercisable within 60 days.

(6) Includes 3,721,577 shares beneficially owned by BCCP I. Mr. Scholvinck is a Managing Director and the Chief Financial Officer of Blum & Associates, the general partner of BCCP. BCCP is the general partner of BCCP I. Mr. Miller is a limited partner of BCCP and a family trust controlled by Mr. Miller is a limited partner of BCCP I.

(7) Includes 10,000 shares owned directly by Mr. Lightcap and options to purchase 5,000 shares granted to Mr. Lightcap which are exercisable within 60 days.

(8) Includes 14,658 shares allocated to Mr. Rands held in the ESOP and options to purchase 29,000 shares granted to Mr. Rands which are exercisable within 60 days.

(9) Includes 11,566 shares owned directly by Mr. Ross, and options to purchase 10,000 shares granted to Mr. Ross which are exercisable within 60 days.

(10) Includes 100 shares beneficially owned by Mr. Tanner and options to purchase 13,000 shares granted to him which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Purchase and Consulting Agreements

         BCCP I acquired an interest in the Company on December 28, 1995 pursuant to a Stock Purchase Agreement between the Company and BCCP (the "Stock Purchase Agreement"). Prior to the closing of the stock purchase transaction, BCCP assigned to its affiliate, BCCP I, all of its rights under the Stock Purchase Agreement (other than its right to designate directors and rights under a consulting agreement between BCCP and the Company). BCCP is the general partner of BCCP I. Robert L. Miller, a director of the Company, is a limited partner of BCCP and a family trust controlled by Mr. Miller is a limited partner of BCCP I. Marc T. Scholvinck, a director of the Company, is a Managing Director and the Chief Financial Officer of Blum & Associates, the general partner of BCCP.

         Pursuant to the Stock Purchase Agreement, BCCP had the right to nominate four directors to be appointed immediately following the consummation of the stock purchase transaction. Of the four directors originally nominated by BCCP pursuant to the Stock Purchase Agreement and thereafter elected to the Board of Directors, three were re-elected at the Company's 1997 annual meeting of stockholders (Messrs. Miller, Kane and Dahl). Mr. Scholvinck, a Managing Director and the Chief Financial Officer of Blum & Associates, was appointed to the Board of Directors in March 1997 to fill a vacancy resulting from the resignation of a director and was re-elected to the Board of Directors at the Company's 1997 annual meeting of stockholders.

         Pursuant to the Stock Purchase Agreement, the Company and BCCP entered into a consulting agreement which provides that, so long as BCCP's nominees constitute a majority of the Board of Directors, BCCP will offer consultation and advice with respect to the Company's business, including strategic acquisitions, financing and business strategy. As compensation for these services, the Company agreed to pay BCCP $200,000 per year and to reimburse BCCP for its out of pocket expenses. In 1997, the Company paid BCCP $200,000 for such services and reimbursed BCCP approximately $5,700 for expenses.

Promissory Notes to Stockholders

         The Company has issued to Wel-Com Financial Services, Inc. ("Wel-Com") a promissory note in the principal amount of $718,750. The terms of this note require the Company to pay $120,000 per year, together with interest at the prime rate, through the year 2001. As of December 31, 1997, the outstanding balance of this note was $298,750. Wel- Com is a wholly-owned subsidiary of Colonial, which owns 328,071 shares or approximately 7.3% of the outstanding Common Stock of the Company. The President of Colonial, Bernard Korn, was formerly a director of the Company, and pursuant to an agreement between the Company and Colonial, he has been designated as an observer to attend meetings of the Board of Directors of the Company. See "--Consulting Agreement."

         The Company issued a promissory note to a group of seven investors, including Odyssey Partners, in the principal amount of $718,750. The terms of the note required the Company to pay $120,000 per year, together with interest at the prime rate, through the year 2001. On June 26, 1997, the Company paid the remaining outstanding principal balance of $373,750, less a ten percent prepayment discount. Jules Ross, a director of the Company, is a principal of Odyssey.

Indebtedness of Management

         On October 18, 1996, the Company loaned $140,000 to Ronald D. Davis, President and Chief Executive Officer of the Company, in connection with his purchase of a residence. The promissory note evidencing this loan is secured by a deed of trust on Mr. Davis' residence and bears interest at the rate of 7% per annum. The promissory note required payments of interest only until October 23, 1997, when the entire principal balance became due. On January 1, 1998, Mr. Davis tendered a replacement one-year promissory note due on January 1, 1999 on the same terms as the original note. Mr. Davis continued to pay interest at the rate of 7% per annum through December 31, 1997. During 1997, Mr.
Davis paid a total of $9,800 pursuant to this loan.

Employment Agreements

         The Company has entered into employment with certain of its executive officers. See "Item 11--Executive Compensation--Employment Agreements."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) (1)  Index to Consolidated Financial Statements

                  Report of Deloitte & Touche LLP, Independent Certified
                  Public Accountants........................................F-1

                  Report of Grant Thornton LLP, Independent Certified
                  Public Accountants........................................F-2

                  Consolidated Balance Sheets at December 31, 1997
                  and 1996..................................................F-3

                  Consolidated Statements of Operations for the Years
                  ended December 31, 1997, 1996 and 1995....................F-5

                  Consolidated Statements of Stockholders' Equity
                  for the Years ended December 31, 1997, 1996 and 1995......F-6

                  Consolidated Statements of Cash Flows for the Years
                  ended December 31, 1997, 1996 and 1995....................F-7

                  Notes to Financial Statements.............................F-9

         (a) (2)  Financial Statement Schedules

                  Report of Deloitte & Touche LLP, Certified Public
                  Accountants..............................................F-25

                  Report of Grant Thornton LLP, Certified Public
                  Accountants..............................................F-25

                  Schedule II - Valuation and Qualifying Accounts..........F-25

         (b)  Reports on Form 8-K

                  None

         (c)  Exhibits

                2.1    Stock Purchase Agreement dated January 6, 1998
                       between the Company and Treasure Valley Concrete, Inc.(7)

                2.2 Agreement and Plan of Merger dated January 29, 1998 among the Company, U.S. Aggregates, Inc. and Western Acquisition, Inc.(8)

                3.1    Certificate of Incorporation(1)

                3.2    By Laws(1)

                10.1 Monroc, Inc. Employee Stock Ownership Plan, amended and restated as of April 1, 1987(1)

                10.2 Monroc, Inc. 1994 Stock Option Plan, amended as of April 18, 1997(3)

                10.3   Form of indemnity agreements with directors(1)

                10.4   Amendment  dated  February  27,  1996  to  the  Loan  and
                       Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit Finance, Inc. (4)

                10.5 Loan and Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit Finance, Inc. (1)

                10.6 Stock Purchase Agreement dated July 26, 1995 by and between Building and Capital Construction Partners, L.P. and Monroc, Inc.(2)

                10.7 Consulting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Monroc, Inc.(2)

                10.8 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Colonial Commercial Corp.(2)

                10.9 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Odyssey Partners (1)

                10.10 Employment Agreement dated July 25, 1995 with L. William Rands(5)

                10.11 Monroc, Inc. 1996 Stock Option Plan, amended April 18, 1997(3)

                10.12 Employment Agreement dated June 2, 1996 with Ronald D. Davis(5)

                10.13 Real Estate Purchase Agreement dated December 27,1996 between the Company and Whitney Family Trust(5)

                10.14  Snake   River   Correctional   Institution   Subcontract
                       Agreement dated September 12, 1995 by and between Monroc, Inc. and Hoffman Construction Co.*

                10.15  Snake   River   Correctional   Institution   Subcontract
                       Agreement dated December 14, 1995 by and between Monroc, Inc. and Hoffman Construction Co.*

                10.16 Sand and Gravel Lease dated May 1, 1996 by and between Monroc, Inc. and the State of Wyoming, Board of Land Commissioners*

                10.17 Sand and Gravel Lease dated October 25, 1996 by and between Monroc, Inc. and LLK, Inc.*

                10.18 Sand and Gravel Lease dated April May 29, 1997 by and between Monroc, Inc. and Alma L. Rushton*

                10.19 Memorandum of Agreement dated September 17, 1997 by and between Monroc, Inc. and Kenneth Dunn*

                16     Letter from Grant Thornton LLP dated April 10, 1997(6)

                21     Subsidiaries of Monroc, Inc.*

                23.1   Consent of Deloitte & Touche LLP*

                23.2   Consent of Grant Thornton LLP*

                27     Financial Data Schedule*

                99.1 Voting Agreement dated January 29, 1995 between U.S. Aggregates, Inc., and BCCP I, L.P.(8)

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75172).

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed December 28, 1995.

(3) Incorporated by reference to the Company's Proxy Statement dated April 18, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporation by reference of the Company's Current Report on Form 8-K filed April 14, 1997.

(7) Incorporation by reference to the Company's Current Report on Form 8-K filed January 15, 1998.

(8) Incorporation by reference to the Company's Current Report on Form 8-K filed February 3, 1998.

     *        Filed herewith

MONROC, INC. AND SUBSIDIARY

Consolidated Financial Statements for the Years Ended December 31, 1997 and 1996 and for the Three Years in the Period Ended December 31, 1997 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
  Stockholders of Monroc, Inc.:

We have audited the accompanying consolidated balance sheet of Monroc, Inc. and Subsidiary (the Company) as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for each of the two years in the period ended December 31, 1996 were audited by other auditors whose report, dated February 11, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1997 consolidated financial statements present fairly, in all material respects, the financial position of Monroc, Inc. and Subsidiary as of December 31, 1997, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 31, 1998

                              REPORT OF INDEPENDENT

                          CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Monroc, Inc.

We have audited the accompanying consolidated balance sheet of Monroc, Inc. and Subsidiary, as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monroc, Inc. and Subsidiary, as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                        /s/ Grant Thornton LLP

                                                        GRANT THORNTON LLP

Salt Lake City, Utah

February 11, 1997


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
__________________________________________________________________________________________________

ASSETS                                                                1997               1996

CURRENT ASSETS:
  Cash and cash equivalents                                     $   752,280          $ 1,189,631
  Accounts receivable, net of allowance for discounts and
   doubtful accounts of $263,165 in 1997 and $301,624 in 1996     9,022,922           13,201,601
  Other receivables                                                 157,236
  Note receivable from officer                                      140,000
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                         215,045              181,634
  Inventories                                                     4,684,107            3,977,274
  Prepaid expenses                                                1,165,697            1,305,491
                                                                -----------          -----------
          Total current assets                                   16,137,287           19,855,631
                                                                -----------          -----------

PROPERTY, PLANT, AND EQUIPMENT - At cost                         30,021,473           27,310,062
Less accumlated depreciation and amortization                    12,363,433           11,802,432
                                                                -----------          -----------
          Total property, plant, and equipment                   17,658,040           15,507,630
                                                                -----------          -----------

AGGREGATE DEPOSITS                                                5,394,458            2,477,154
Less accumulated depletion                                          444,496              337,595
                                                                -----------          -----------
          Total aggregate deposits                                4,949,962            2,139,559
                                                                -----------          -----------
LAND                                                              1,377,190            1,436,204

LAND HELD FOR SALE                                                1,667,329              915,951

OTHER ASSETS, At cost, less accumulated amorization of
  $359,307 in 1997 and $301,545 in 1996                             725,915              783,277
                                                                -----------          -----------
TOTAL                                                           $42,515,723          $40,638,252
                                                                ===========          ===========

See notes to consolidated financial statements.                     (Continued)


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
_________________________________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY                                  1997               1996

CURRENT LIABILITIES:
  Line of credit                                                $ 5,898,872          $ 5,354,688
  Current maturities of long-term obligations:
   Related parties                                                  120,000              240,000
   Other                                                          1,244,444              891,289
  Trade accounts payable                                          4,581,624            6,328,925
  Accrued liabilities                                             2,419,969            1,549,652
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                         161,221              690,254
                                                                -----------          -----------
          Total current liabilities                              14,426,130           15,054,808

LONG-TERM OBLIGATIONS, Less current maturities:
  Related parties                                                   178,750              597,500
  Other                                                           6,647,986            4,564,243

DEFERRED COMPENSATION                                               748,641              779,263

DEFERRED INCOME TAXES                                               777,485              971,855

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 1,000,000
   shares authorized; none issued
  Common stock, $0.01 par value; 20,000,000 shares
   authorized; issued and outstanding 4,514,200 and
   4,467,000 as of December 31, 1997 and 1996 respectively           45,142               44,670
  Capital in excess of par value                                 24,717,191           24,481,864
  Accumulated deficit                                            (3,301,556)          (3,331,905)
                                                                -----------          -----------
          Total                                                  21,460,777           21,194,629

Less unpaid principal of Employee Stock Ownership
  Plan note receivable                                           (1,724,046)          (2,524,046)

          Total stockholders' equity                             19,736,731           18,670,583
                                                                -----------          -----------
TOTAL                                                           $42,515,723          $40,638,252
                                                                ===========          ===========

See notes to consolidated financial statements.                      (Concluded)


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
________________________________________________________________________________________________________________

                                                                 1997            1996                1995

NET SALES                                                    $61,383,362       $70,401,396       $48,302,248

COSTS AND EXPENSES:
  Cost of sales                                               52,584,214        63,045,372        40,206,797
  General and administrative expenses                          6,925,124         5,941,017         4,783,696
  Contribution to ESOP                                           800,000           800,000           800,000
  Restructuring charges                                                          1,500,000
                                                             -----------       -----------       -----------
          Total costs and expenses                            60,309,338        71,286,389        45,790,493
                                                             -----------       -----------       -----------

OPERATING PROFIT (LOSS)                                        1,074,024          (884,993)        2,511,755
                                                             -----------       -----------       -----------

OTHER INCOME (EXPENSE):
  Gain (loss) on sale of property, plant,
   equipment, and land                                           (16,029)           35,930           129,085
  Interest income                                                 33,587            73,811            34,222
  Interest expense                                            (1,046,833)         (810,122)       (1,385,434)
                                                             -----------       -----------       -----------

          Total other expense                                 (1,029,275)         (700,381)       (1,222,127)
                                                             -----------       -----------       -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                               44,749        (1,585,374)        1,289,628

INCOME TAX BENEFIT                                              (194,370)         (217,695)          (66,023)
                                                             -----------       -----------       -----------
NET EARNINGS (LOSS)                                          $   239,119       $(1,367,679)      $ 1,355,651
                                                             ===========       ===========       ===========
BASIC EARNINGS PER COMMON SHARE                              $      0.05       $     (0.31)      $      0.48
                                                             ===========       ===========       ===========
DILUTED EARNINGS PER COMMON SHARE                            $      0.05       $     (0.31)      $      0.48
                                                             ===========       ===========       ===========

See notes to consolidated financial statements.


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
________________________________________________________________________________________________________________
                                                                                                      Employee
                                                                                                        Stock
                                                                  Capital in                          Ownership
                                                                   Excess of      Accumulated         Plan Note
                                             Common Stock          Par Value        Deficit           Receivable
                                       -----------------------
                                        Shares         Amount

BALANCE AT JANUARY 1, 1995              2,817,000      $28,170     $15,722,119    $(3,319,877)       $(4,124,046)

Common stock issued                     1,650,000       16,500       8,759,745

Net earnings for the year                                                           1,355,651

Reduction of ESOP not receivable                                                                         800,000
                                        ---------      -------     -----------    -----------        -----------
BALANCE AT DECEMBER 31, 1995            4,467,000       44,670      24,481,864     (1,964,226)        (3,324,046)

Net loss for the year                                                              (1,367,679)

Reduction of ESOP note receivable                                                                        800,000
                                        ---------      -------     -----------    -----------        -----------
BALANCE AT DECEMBER 31, 1996            4,467,000       44,670      24,481,864     (3,331,905)        (2,524,046)

Common stock issued                        47,200          472         235,327

Purchase of stock warrants                                                           (208,770)

Net earnings for the year                                                             239,119

Reduction of ESOP note receivable                                                                        800,000
                                        ---------      -------     -----------    -----------        -----------
BALANCE AT DECEMBER 31, 1997            4,514,200      $45,142     $24,717,191    $(3,301,556)       $(1,724,046)
                                        ==========     =======     ===========    ===========        ===========


See notes to consolidated financial statements.


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
________________________________________________________________________________________________________________

                                                                 1997            1996                1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                        $   239,119       $(1,367,679)      $ 1,355,651
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization of property, plant,
    and equipment                                              2,302,722         2,376,609         2,384,383
  Deferred income tax expense                                   (194,370)         (217,695)         (106,887)
  Restructuring charges                                                          1,500,000
  Provision for contribution to ESOP and repayment
   of ESOP note receivable                                       800,000           800,000           800,000
  Amortization of other assets                                    57,362            81,886            82,153
  Provision for discounts and doubtful accounts                  397,402           536,863           532,764
  Depletion of aggregate deposits                                106,902           107,210            60,776
  (Gain) loss on sale of property, plant and
    equipment, and land                                           16,029           (35,197)         (129,085)
  Changes in assets and liabilities:
    Accounts receivable                                        3,624,041        (7,098,586)       (2,597,383)
    Note receivable from officer                                (140,000)
    Costs and estimated earnings in excess
     of billings on uncompleted contracts                        (33,411)          (28,691)            5,943
    Inventories                                                 (761,485)       (1,161,494)         (846,865)
    Prepaid expenses                                             139,794          (215,599)         (693,941)
    Other assets                                                                   518,213          (158,710)
    Trade accounts payable                                    (1,747,301)        1,021,622         2,280,071
    Accrued liabilities                                          870,317            26,864           365,864
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                          (529,033)          447,724            84,325
    Deferred compensation                                        (30,622)           18,779            92,441
                                                             -----------       -----------       -----------
      Net cash provided by (used in) operating activities      5,117,466        (2,689,171)        3,511,500
                                                             -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant, and equipment                 (4,357,454)       (4,502,562)       (1,996,270)
  Proceeds from sale of property, plant,
   equipment, and land                                           306,293           329,323           390,572
  Additions to aggregate deposits                             (2,917,305)          (22,500)
  Addition to land                                              (637,712)         (842,083)          (40,278)
                                                             -----------       -----------       -----------
      Net cash used in investing activities                   (7,606,178)       (5,037,822)       (1,645,976)
                                                             -----------       -----------       -----------


                                                                     (Continued)


MONROC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
________________________________________________________________________________________________________________

                                                                 1997            1996                1995

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in line of credit                  $   544,184       $ 5,268,170       $  (787,846)
  Principal payments on long-term obligations                 (1,656,388)       (3,626,970)       (4,287,363)
  Issuance of long-term obligations                            3,136,536           768,673           457,110
  Purchase of stock warrants                                    (208,770)
  Issuance of common stock                                       235,799                           8,776,245
                                                             -----------       -----------       -----------
      Net cash provided by financing activities                2,051,361         2,409,873         4,158,146
                                                             -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                           (437,351)       (5,317,120)        6,023,670

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                             1,189,631         6,506,751           483,081
                                                             -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                                 $   752,280       $ 1,189,631       $ 6,506,751
                                                             ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                   $   981,672       $   907,054       $ 1,468,677
  Income taxes                                                    None              32,410               960



NONCASH INVESTING AND FINANCING ACTIVITIES - The Company acquired equipment under capital lease obligations totaling $418,000, $1,424,000, and $19,060 in 1997, 1996, and 1995, respectively. Additionally, inventory valued at a cost of $54,652 was transferred to the cost of land due to land reclamation activities during 1997.

See notes to consolidated financial statements.

MONROC, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
_______________________________________________________________________________


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Activity - Monroc, Inc. and subsidiary (the Company) operate in one industry segment, the production and sale of sand and gravel products, ready-mix concrete, prestress/precast concrete products, and accessories for the building and construction industry, principally in Utah, Idaho, and Wyoming.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Big Horn Redi-Mix, Inc. (Big Horn). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, except for sand and gravel which uses the lower of average cost or market.

     Property, Plant, and Equipment and Aggregate Deposits - Property, plant, and equipment are stated at cost and are depreciated over their estimated useful lives. Leased property under capital leases is amortized over the lives of the respective leases or over the service lives of the assets for those leases which substantially transfer ownership. The straight-line method of depreciation is followed for financial reporting purposes; however, straight-line and accelerated methods are used for tax purposes. Depletion on aggregate deposits is calculated on a units-of-production basis. The estimated lives used in determining depreciation and amortization are:

                                                                  Years

            Mobile equipment                                      5-12
            Plant equipment                                       5-12
            Administrative equipment and buildings                5-50

     Other Assets - Other assets include miscellaneous amortizable assets including financing commitment fees, which fees are being amortized on the interest method over the term of the notes payable to banks. Other assets also includes goodwill which is being amortized on the straight-line method over 20 years. Impairment of long-lived assets is determined by evaluating long-lived assets on a periodic basis in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of," which was adopted on January 1, 1996. Assets determined to be impaired are written down to their fair value. There were no significant impairments during 1997 or 1996.

     Revenue Recognition - Revenues on contracts which are primarily for prestress/precast concrete products are recognized on the percentage-of-completion method. The percentage-of-completion is determined on the units-of-production basis. Under this method, revenues, costs, and estimated profits are recognized as individual units are completed. The amounts included in the accompanying balance sheets as "costs and estimated earnings in excess of billings on uncompleted contracts" represent revenues recognized in excess of amounts billed (underbillings) and "billings in excess of costs and estimated earnings on uncompleted contracts" represent billings in excess of revenues recognized (overbillings).

     During  1997 and 1996,  the  Company  recognized  revenue of  approximately
     $6,349,000 and $15,600,000, respectively, on a significant project which was completed during 1997. No single project with revenues recognized in excess of 10% of total consolidated revenues existed during 1995.

     Contract costs include all direct labor and benefits, materials, unique to or installed in the project, and indirect cost allocations, including employee benefits and construction equipment expense. As long-term contracts extend over one or more years, revision in cost and earnings estimates during the course of the work are reflected in the accounting period in which the facts which require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized in the financial statements.

     Costs attributable to contract claims or disputes are recorded in the accompanying balance sheets only when realization is probable. The amounts are recorded at the lesser of actual costs incurred or the amount expected to be realized.

     Revenues on other product sales are recognized when the product is shipped.

     Income Taxes - The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

     ESOP Accounting - The Company  established an Employee Stock Ownership Plan
     (ESOP) in 1986 to facilitate the acquisition of assets from a predecessor company. In conjunction with the acquisition, the Company loaned the ESOP $10 million, which the ESOP used to finance the acquisition of its interest in the Company. Generally accepted accounting principles require that the note receivable from the ESOP be included in the balance sheet as a reduction of stockholders' equity.

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

     Cash Equivalents - For financial statement purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Concentration of Credit Risk - A significant portion of the Company's sales are to customers whose activities are related to the building and construction industry. These customers are located primarily in the intermountain west. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the economy of the building and construction industry. However, the Company closely monitors extensions of credit.

     The Company maintains cash and money market balances at several financial institutions in the intermountain west. Accounts at each institution are insured up to $100,000 by the Federal Deposit Insurance Corporation. Uninsured balances aggregate to approximately $615,000 and $860,000 at December 31, 1997 and 1996, respectively.

     Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Related Parties - The Company made consulting fee payments of $200,000 during the years ended December 31, 1997 and 1996 to an entity with controlling ownership of the Company (see Note 12). These payments are included in general and administrative expenses in the consolidated statements of operations. There were no such payments in 1995. As of December 31, 1997, the Company had a note receivable in the amount of $140,000 from the Company's president which bears interest at the rate of 7% per annum with interest only payments until January 1, 1999 when the entire principal balance becomes due. See description of notes payable to related parties at Note 6.

     Reclassifications - Certain amounts in 1996 and 1995 have been reclassified to conform to classifications adopted in 1997.

2.   CONTRACTS IN PROCESS

     Costs incurred to date, estimated earnings, and the related progress billings are as follows:

                                                        1997           1996

      Costs incurred to date                         $ 1,631,558    $20,418,275
      Estimated earnings                                 103,131      1,303,930
                                                     -----------    -----------
      Revenue recognized                               1,734,689     21,722,205
      Less billings to date                           (1,680,865)   (22,230,825)
                                                     -----------    -----------
      Total                                          $    53,824    $  (508,620)
                                                     ===========    ===========

     The above are included in the accompanying balance sheets under the following captions:

                                                        1997           1996
      Costs and estimated earnings in excess of
       billings on uncompleted contracts             $   215,045    $   181,634
      Billings in excess of costs and estimated
       earnings on uncompleted contracts                (161,221)      (690,254)
                                                     -----------    -----------
      Total                                          $    53,824    $  (508,620)
                                                     ===========    ===========

     Retainage on uncompleted contracts amounts to $1,234,140 and $869,884 at December 31, 1997 and 1996, respectively. All accounts receivable, including retainage, under contracts in process are expected to be collected within one year.

     A significant portion of the Company's business, particularly for prestressed and precast concrete, is based on orders for delivery at times which may be many months after the order date. Therefore, the Company generally has a significant amount of outstanding work orders. The Company's backlogs for prestressed and precast concrete products as of December 31, 1997 and 1996 were approximately $14,316,000 and $12,085,000, respectively.

3.   INVENTORIES

     Inventories are summarized as follows:

                                                        1997           1996

      Raw materials                                  $1,507,715    $  605,182
      Resale and admixture products                     411,714       409,836
      Supplies                                          208,411       142,710
      Sand and gravel                                 2,556,267     2,819,546
                                                     ----------    ----------
      Total                                          $4,684,107    $3,977,274
                                                     ==========    ==========


4.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment are summarized as follows:

                                                        1997           1996

      Mobile equipment                               $15,424,667    $14,639,448
      Plant equipment                                 12,124,843     10,555,358
      Administrative equipment buildings               1,045,015        870,391
      Construction in progress                         1,426,948      1,244,865
                                                     -----------    -----------
      Total                                          $30,021,473    $27,310,062
                                                     ===========    ===========

     Included above is $2,795,389 and $2,293,287 in 1997 and 1996, respectively, of equipment under capital leases. The related accumulated amortization is $500,179 and $239,756 at 1997 and 1996, respectively.

5.   LINE OF CREDIT

     At December 31, 1997 and 1996, the Company has a $15 million credit facility with a financing company which includes a line of credit and term loans. The line of credit bears interest at prime plus .75% (9.25% and 9% at December 31, 1997 and 1996, respectively), payable monthly. Advances on the line of credit are limited to 85% of qualified accounts receivable up to a maximum of $15,000,000 minus the balances on the other notes payable to this financing company. The line of credit is cross-collateralized with the $2,000,000 notes payable through a security interest on all the Company's personal and real property. The agreement also requires the Company pay a fee of 0.5% per annum of the unused credit line of $15,000,000. The line of credit agreement expires in February 2002.

     The Company borrows on the line to pay for all operating costs, debt service, and other costs. The Company deposits all daily cash collections from accounts receivable and other sources against the line to minimize amounts outstanding on the line.

6.   LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                                          1997               1996
           Variable  interest  rate notes  payable to the  financing  company at prime plus .75% (9.25% at December 31, 1997); to be paid in full no later than February 27, 2002; cross-collateralized with the line of credit  through a security  interest on all the Company's  personal and real property. The agreements require, among other things, that the  Company  maintain  minimum  levels of working  capital and net
             worth and prohibits the payment of dividends                            $  2,000,000       $   2,000,000

           Variable  interest rate notes payable to entities owned or controlled by stockholders at prime (8.5% at December 31, 1997); principal due in eight installments per year;  interest payments are due monthly;
             not  collateralized;  subordinated  to the line of credit and notes
             payable to a financing company.                                              298,750             837,500

           Variable  interest rate notes payable to individuals at prime plus 2%
             (10.5% at  December  31,  1997);  principal  payments  due in equal
             monthly   installments   of   $20,409   through   September   1999;
             collateralized by land, buildings, and inventory.                            406,822             598,142

           Two fixed  rate  notes  payable  to  individuals  at 9.0%;  principal payments due in equal monthly  installments  totaling $20,519 until
             December 15, 2007 and January 2, 2008 when all remaining  principal
             and interest is due; collateralized by land.                               2,051,024

           6.0% to 16.6% notes and capital leases payable in monthly
             installments of principal plus interest, collateralized by
             equipment and land.                                                        3,434,584           2,857,390
                                                                                     ------------       -------------

           Total                                                                        8,191,180           6,293,032
           Less current maturities                                                      1,364,444           1,131,289
                                                                                     ------------      --------------

           Total                                                                     $  6,826,736      $    5,161,743
                                                                                     ============      ==============

     The following is a schedule of maturities of long-term debt obligations at December 31, 1997:

       Year ending December 31:
        1998                                      $1,364,444
        1999                                       1,287,696
        2000                                         993,949
        2001                                         700,323
        2002                                       3,496,991
        Thereafter                                   347,777
                                                  ----------
       Total                                      $8,191,180
                                                  ==========


     The following is a schedule of capital lease obligations included above at December 31, 1997:

       Year ending December 31:
        1998                                      $  552,748
        1999                                         489,657
        2000                                         448,589
        2001                                         356,722
                                                  ----------
       Total minimum lease payments                1,847,716
       Less amount representing interest             274,744
                                                  ----------

       Present value of minimum lease payments     1,572,972
       Less current maturities                       430,630
                                                  ----------

       Long-term maturities                       $1,142,342
                                                  ==========


     The Company has entered into several operating leases on certain equipment expiring through 2003. Lease expense for the years ended December 31, 1997, 1996, and 1995 was $2,626,518, $1,492,798, and $687,462, respectively. The following is a schedule of future minimum lease payments on the Company's operating leases at December 31, 1997:

       Year ending December 31:
        1998                                      $2,649,899
        1999                                       2,145,671
        2000                                       1,830,574
        2001                                       1,359,949
        2002                                         539,176
        Thereafter                                    97,360
                                                  ----------
       Total                                      $8,622,629
                                                  ==========


     Not included in the above schedule are production royalties which the Company has agreed to pay on aggregate deposits mined on lease property. The payments are based on a progressive scale ranging from $0.25 per ton in 1997 to $0.48 per ton in 2000. The annual expense for these royalties were $116,776, $67,334, and $93,134 for 1997, 1996, and 1995, respectively.

7.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                      1997              1996

       Deferred restructuring costs               $   97,665        $  192,127
       Vacation payable                              408,598           389,215
       Accrued payroll taxes                          59,193           241,660
       Workers compensation payable                  442,669           115,043
       Property taxes payable                        155,265            91,569
       Sales and use tax payable                     231,656           198,893
       Interest payable                               79,533            14,372
       Other accrued liabilities                     945,390           306,773
                                                  ----------        ----------
       Total                                      $2,419,969        $1,549,652
                                                  ==========        ==========


8.   INCOME TAXES

     Income tax benefit consists of the following:

                                            1997           1996          1995

       Current - Federal                                              $  40,864
       Deferred - Federal                $(194,370)     $(217,695)     (106,887)
                                         ---------      ---------     ---------
       Total                             $(194,370)     $(217,695)    $ (66,023)
                                         =========      =========     =========


      The components of the Company's deferred tax assets and liabilities are as follows:

                                                           1997          1996

      Deferred tax assets (liabilities):
       Net operating loss carryforward                 $1,798,843    $1,914,893
       Deferred compensation                              262,024       243,356
       Allowance for doubtful accounts                     92,108       102,790
       Accrued expenses                                   357,509       258,536
       Inventory cost capitalization                      119,679        74,266
       Other                                               16,572        10,955
       Excess of tax depreciation and amorization      (1,220,679)   (1,096,580)
       Difference in assigned values and tax basis
        in purchase of subsidiaries                      (777,485)     (971,855)
       Valuation allowance                             (1,426,056)   (1,508,216)
                                                       ----------    ----------
       Net deferred tax liability                      $ (777,485)   $ (971,855)
                                                       ==========    ==========


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

     At December 31, 1997, the Company had net operating loss carryforwards for tax reporting purposes of approximately $5,100,000, which expire through the year 2012. The net operating loss carryforwards are subject to limitation in any given year upon the occurrence of certain events, including significant changes in ownership.

     The net change in the Company's valuation allowance for the deferred tax assets was $(82,160) and $249,650 for 1997 and 1996, respectively.

     Reconciliation of income taxes computed at the federal statutory rate and income tax expense (benefit) are as follows:


                                                    1997           1996          1995

       Income tax (benefit) computed at the
        Federal statutory rate                    $  15,662      $(554,881)    $ 451,370
       Net operating loss (utilized) generated      (82,159)       402,108      (524,941)
       Percentage depletion                        (144,646)       (89,693)      (51,098)
       Alternative minimum tax                                                    40,864
       Nondeductible expenses                        16,773         32,804        21,417
       All other, net                                               (8,033)       (3,635)
                                                  ---------      ---------     ---------
       Income tax benefit                         $(194,370)     $(217,695)    $ (66,023)
                                                  =========      =========     =========


9.   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The Company has an ESOP covering substantially all full-time employees who have at least one year of service. Under the terms of the ESOP, the Company contributes amounts as determined by the Board of Directors. Shares of stock allocated for a given year are further allocated to individual participants based on the ratio of the participants' annual compensation to total compensation for all participants. Shares allocated to participants vest over six years.

     In 1986, the ESOP purchased 1,606,796 shares of the Company's common stock representing a 68% interest, in exchange for a $10,000,000 promissory note. The balance on the note receivable from ESOP was $1,724,046 and $2,524,046 at December 31, 1997 and 1996, respectively. As of December 31, 1997, there were 1,164,075 shares of the Company's common stock remaining in the ESOP with 920,569 shares allocated to participants' accounts and 243,506 shares remaining to be allocated based on future contributions by the Company. All shares in the ESOP are considered issued and outstanding for purposes of calculating earnings per share. Participants vote the shares in their accounts on any stockholder vote while the unallocated shares are voted by the ESOP trustee under instructions from the Company's Board of Directors.

     As of December 31, 1997, the fair value of the 243,506 shares still to be allocated to participants' accounts was $2,465,508. The principal reductions on the ESOP note were $800,000 for each of the three years ended December 31, 1997, 1996, and 1995, and were shown as contributions to the ESOP.

     The accumulated deficit at December 31, 1997 includes $8,275,954 of contributions since 1986 to the ESOP, which have been used to reduce principal on the ESOP note.

10.  RETIREMENT PLANS

     The Company makes payments to a defined contribution pension plan (Plan) covering most full-time nonbargaining employees who have completed at least one full year of service with the Company based on a percentage of the employee's salary. Payments are made to the Plan as they accrue. The contributions for the years ended December 31, 1997, 1996, and 1995 were $523,128, $480,757, and $344,968, respectively. There are also certain bargaining employees who are covered under this Plan. The Company has no liability under the Plan beyond the amounts contributed. The Company also makes payments to various bargaining union trust funds, as negotiated under union contracts. The contributions for the years ended December 31, 1997, 1996, and 1995 were $286,504, $334,364, and $220,791, respectively.

11.  COMMITMENTS AND CONTINGENCIES

     Deferred Compensation and Employment Agreements - In May 1996, the Company amended the employment agreement with its former president and chief executive officer (president). The amended agreement stipulates that the Company will no longer accrue amounts towards the former president's deferred compensation effective May 22, 1996. In addition, the amount accrued in the former president's unfunded deferred compensation account will continue to earn interest at 1% below the prime interest rate (7.5% at December 31, 1997). The total accrued amount will be paid over a period equal to one and one-fourth times the length of Company service of the president as follows:


       Year ending December 31:
        1998                                      $111,955
        1999                                        30,220
        2000                                        32,544
        2001                                        35,047
        2002                                        37,744
        Thereafter                                 598,796
                                                  --------
       Total                                      $846,306
                                                  ========


     Deferred compensation of $748,641 and $779,263 was accrued in this account and a payable under the former president's employment agreement of $97,665 and $192,127 was included in accrued liabilities (see Note 7) as of December 31, 1997 and 1996, respectively.

     The Company has entered into employment agreements with certain officers. These agreements provide for annual compensation through July 1998 as determined by the Board of Directors. The Board of Directors has approved annual compensation of $255,000 for these officers as of December 31, 1997.

     Environmental Matters - The Company is currently the owner of 9.9 acres of land located in Murray, Utah that contains mining slag previously deposited by the former owner. The slag contains certain heavy metals including lead and arsenic that may have leached from the slag into the environment. This and adjoining properties have been proposed by the Environmental Protection Agency (EPA) for listing on the National Priorities List for cleanup of the lead slag and potential groundwater contamination. Although the Company did not generate the slag material, under the Comprehensive Environmental Response,

     Compensation and Liability Act ("CERCLA"), the current owner of a property may be liable for cleanup costs. In such case, the Company would have a claim against the former owner for its respective share of these costs. All the landholders and the City of Murray entered, in May 1997, into an Agreement in Principle in which landholders agreed to donate land for a roadway through the properties which would be used as a depository for some of the hazardous wastes on the site. In addition, the parties agreed to cooperate in the remediation efforts to be conducted by the former owner. The parties are currently in negotiations regarding a proposed draft, Remedial Design/Remedial Action Consent Decree ("CD"). As proposed, the CD requires the Company to (i) contribute a certain amount of its property for the roadway (approximately 1.8 acres with a book value of approximately $19,000) as its share of the cleanup costs, (ii) participate in a local improvement district for the installation of a curb, gutter, and sidewalks along the proposed roadway (approximately a $30,000 assessment over a ten-year period), and (iii) implement certain institutional controls. In return, the Company will receive contribution protection and a covenant not to sue. Under the current draft of the CD, the Company's obligations terminate upon sale of the property. The Company's estimated cost to satisfy these requirements of the CD as outlined above are immaterial.

     On May 5, 1997, the Company entered into an agreement to sell its total acreage in Murray, Utah to The Boyer Company, L.C. for a total purchase price of approximately $1.9 million. The agreement is subject to the purchaser obtaining necessary approvals. Pursuant to the agreement, the purchaser will assume the Company's liabilities under the agreement in principle and the proposed EPA consent agreement described above including the dedication of the land for the roadway and the participation in the improvement district. If the sale to the Boyer Group does not occur, then the Company would be responsible for those costs. Subject to certain conditions, the Company expects the sale of the Murray property to close on or before January 1, 1999.

     Prior to learning of the potential presence of lead in the slag from the Murray site, the Company sold some of the slag for use in road base and railroad fill. The Company has not sold any slag material from this site since 1988. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not received any notice of government or private action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time because no action currently is pending by any party and it is unknown whether any action will be taken in the future. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

     Other - The Company is engaged in various lawsuits as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company's financial statements.

12.  CAPITAL STOCK

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

     Earnings (Loss) Per Share - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", and retroactively restated its earnings per share (EPS) for 1997, 1996, and 1995 to conform with SFAS No. 128.

     Basic and diluted earnings per share are calculated as follows for the year ended December 31, 1997:



                                                                                                Per
                                                                                 Average       Share
                                                                  Income          Shares       Amount


       Income                                                    $239,119
                                                                 --------

       EPS basic:
        Income available to common stockholders                   239,119        4,485,376      $0.05
                                                                 --------                       =====

       Effect of dilutive securities - options and warrants                        546,524
                                                                                   -------
       EPS diluted:
        Income available to common stockholders
         with assumed conversions                                $239,119        5,031,900      $0.05
                                                                 ========        =========      =====



     Earnings per common share diluted are computed using the treasury stock method. Average shares outstanding were 4,467,000 and 2,835,063 for 1996 and 1995, respectively. During 1996 and 1995, no options or warrants outstanding were "in the money" and as such there was no dilutive effect.

13.  STOCK OPTIONS AND WARRANTS

     Effective January 20, 1994, the Company adopted a stock option plan which provides for the granting of stock options to purchase up to 200,000 shares of common stock, subject to adjustment under certain circumstances. In 1997, the Company amended this plan and increased the shares available under the 1994 option plan to 260,000. As of December 31, 1997, the Company had granted stock options under the 1994 stock option plan to various officers, directors, and employees of the Company covering the aggregate amount of 119,600 shares of common stock.

     On May 22, 1996, the stockholders approved the Company's 1996 stock option plan which provides for the granting of stock options to purchase up to 300,000 shares of common stock. In 1997, the Company amended this plan and increased the shares available under the 1996 option plan to 600,000. As of December 31, 1997, the Company had granted stock options under the 1996 stock option plan covering 296,000 shares of common stock. Of these, 136,000 options had vested as of December 31, 1997. The remaining 160,000 options vest annually through July 2000 with 60,000 to vest in 1998 and 1999 with the remaining 40,000 to vest in 2000.

     In conjunction with its initial public offering in 1994, the Company issued 60,000 warrants at $5.50 per share to various entities involved in helping the Company go public. During 1997, 58,750 of these warrants were repurchased at a cost of $208,770. As of December 31, 1997, none of the remaining 1,250 warrants had been exercised.

     On December 28, 1995, in connection with the issuance of 1,650,000 shares of common stock (Note 12), the Company issued a warrant to a single purchaser to purchase 1,500,000 shares of common stock at an exercise price of $6.25 per share. The warrant was exercisable at the issuance date and expires in December 2000. As of December 31, 1997, the warrant has not been exercised.

     The Company accounts for stock based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations under which no compensation cost has been recognized. The Company accounts for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations under which no compensation cost has been recognized. During 1996, the Company adopted the disclosure provision of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net earnings (loss) and earnings (loss) per share would be reduced to the pro forma amounts indicated below:

                                                    1997                1996
      Net earnings (loss):
       As reported                                $239,119         $(1,367,679)
       Pro forma                                   160,599          (1,565,723)

     Earnings (loss) per common share:
       As reported - basic                        $   0.05         $     (0.31)
       Pro forma - basic                              0.04               (0.35)

       As reported - diluted                          0.05               (0.31)
       Pro forma - diluted                            0.03               (0.35)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation costs related to grants made before 1995. The fair value of the applicable options was estimated at the date of grant using the modified Black-Scholes American option-pricing model with the following weighted-average assumptions for 1997 and 1996: expected volatility of 57% and 61%, risk-free interest rate of 5.18% and 6%, and expected life of .25 and 3.6 years, respectively. The weighted average fair value of options granted during 1997 and 1996 was $.70 and $3.07, respectively.

     Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and the resulting option values are reasonable.

     Information with respect to the Company's stock option plans at December 31, 1997 and changes for the three years then ended is as follows:

                                                                        Weighted
                                                                         Average
                                             Stock          Exercise    Exercise
                                             Options         Price        Price

      Outstanding at January 1, 1995         136,500        $5.00          $5.00
       Granted                                20,100         5.00           5.00
                                             -------
      Outstanding at December 31, 1995       156,600
       Granted                               217,700       5.00-8.75        6.61
       Canceled                                6,700       5.00-8.75        5.00

      Outstanding at December 31, 1996       367,600       5.00-8.75        5.95
       Granted                               112,000       5.25-7.50        5.94
       Canceled                               16,800         5.00           5.00
       Exercise                               47,200         5.00           5.00
                                             -------
      Outstanding at December 31, 1997       415,600      $5.00-8.75       $6.11
                                             =======      ==========       =====
      Exercisable at December 31, 1997       255,600      $5.00-7.50       $5.35
                                             =======      ==========       =====


     Additional information about stock options outstanding and exercisable at December 31, 1997 is summarized as follows:

          Options Outstanding
                                                        Weighted-
                                                         Average       Weighted-
               Range of                                 Remaining       Average
               Exercise              Number            Contractual     Exercise
                Prices             Outstanding         Life (Years)      Price

              $5.00-$5.75            259,600                2.69          $5.25
                  6.60                40,000                5.00           6.60
                  6.80                20,000                5.00           6.80
                  7.50                16,000                4.50           7.50
                  7.60                40,000                5.00           7.60
                  8.75                40,000                5.00           8.75
                                     -------                              -----
                                     415,600                              $6.11
                                     =======                              =====

         Options Exercisable

                                                         Weighted-
               Range of                                   Average
               Exercise              Number              Exercise
                Prices             Exercisable            Price

              $5.00-$5.75            239,600               $5.21
                  7.50                16,000                7.50
                                     -------               -----
                                     255,600               $5.35
                                     =======               =====



14.  QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the year ended December 31, 1997, 1996, and 1995 are as follows:

                                                                       Basic      Diluted
                                          Operating         Net       Earnings    Earnings
                             Net           Profit         Earnings      (Loss)     (Loss)
                            Sales          (Loss)          (Loss)     Per Share   Per Share

     1997
      First quarter      $14,913,135    $   234,371     $     7,328       N/A       N/A
      Second quarter      16,352,296        803,956         763,914     $ 0.17     $ 0.15
      Third quarter       16,192,520      1,198,274       1,050,878       0.23       0.19
      Fourth quarter      13,925,411     (1,162,577)     (1,583,001)     (0.35)     (0.29)
                         -----------    -----------     -----------     ------     ------
     Total               $61,383,362    $ 1,074,024     $   239,119     $ 0.05     $ 0.05
                         ===========    ===========     ===========     ======     ======

     1996
      First quarter      $ 9,204,260    $  (916,431)    $(1,040,688)    $(0.23)    $(0.23)
      Second quarter      19,416,157        888,028         771,339       0.17       0.17
      Third quarter       22,245,881       (458,711)       (656,845)     (0.15)     (0.15)
      Fourth quarter      19,535,098       (397,879)       (441,485)     (0.10)     (0.10)
                         -----------    -----------     -----------     ------     ------
     Total               $70,401,396    $  (884,993)    $(1,367,679)    $(0.31)    $(0.31)
                         ===========    ===========     ===========     ======     ======

     1995
      First quarter      $ 7,132,047    $  (341,526)    $  (665,505)    $(0.24)    $(0.24)
      Second quarter      12,500,024      1,269,853         911,321       0.32       0.32
      Third quarter       14,876,696      1,493,652       1,199,899       0.43       0.43
      Fourth quarter      13,793,481         89,776         (90,064)     (0.03)     (0.03)
                         -----------    -----------     -----------     ------     ------
     Total               $48,302,248    $ 2,511,755     $ 1,355,651     $ 0.48     $ 0.48
                         ===========    ===========     ===========     ======     ======



     Year end adjustments to accrued liabilities, accounts receivable, property, and contract estimates made in the fourth quarter of 1997 had the effect of decreasing net income by approximately $925,000 or $.25 per common share - basic/ $.18 per common share - diluted. Additionally, the Company experienced operating losses during the fourth quarter of 1997.

15.  RESTRUCTURING CHARGES AND PLANT CLOSING

     A change in control of the Company occurred in 1995. The Company's new management restructured the operations so that the Company can be more
     responsive  to  the  needs  of  the  marketplace   and  improve   operating
     efficiencies. Due to these changes, the Company incurred certain restructuring charges totaling $1,500,000 ($0.34 per share) during 1996. These one time restructuring charges included: (i) the write-off of certain facilities and equipment obsolete by new operating strategies ($715,000);
     (ii) the closure of undersized and unprofitable operations in Utah and Wyoming ($351,000); (iii) the payout remaining on the Company's two-year employment agreement with its former president and chief executive officer ($333,000); and (iv) costs associated with restructuring management ($101,000).

     Also during 1996, the Company closed a plant and has spent approximately $638,000 and $842,000 in 1997 and 1996, respectively, to prepare the land for commercial or residential development. The Company does not believe the closure of the plant will have a significant impact on future operations.

     The following table presents a summary of activity with respect to the restructuring reserve for the year ended December 31, 1997:

          Balance at December 31, 1996                      $192,127
          Cash outlays                                        94,462
                                                            --------
          Balance at December 31, 1997                      $ 97,665
                                                            ========


16.  SUBSEQUENT EVENTS

     On January 6, 1998, the Company acquired all the outstanding common stock of Treasure Valley Concrete, Inc., an Idaho corporation, for $3,350,000 in cash and the assumption of $1,141,000 of liabilities. Treasure Valley Concrete, Inc., with annual revenues of approximately $7 million, is a producer of ready mix concrete, serving the Boise, Idaho area. With the close of the transaction, Treasure Valley Concrete becomes a wholly owned subsidiary of Monroc, Inc.

     The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of January 29, 1998 and amended and restated as of March 4, 1998 (the Merger Agreement) with U.S. Aggregates, Inc., a Delaware corporation (USAI), and Western Acquisition, Inc., a Delaware corporation and a subsidiary of USAI (Sub), providing for the merger of Sub with and into the Company (the Merger), with the Company continuing as the surviving corporation and a subsidiary of USAI. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $.01 per share, of the Company (the Common Stock) will be converted into the right to receive $10.771 per share in cash. In addition, the Merger Agreement provides that each option or warrant to purchase shares of Common Stock will be canceled in consideration for the right to receive in cash an amount equal to the number of shares subject to such option or warrant multiplied by the difference between $10.771 and the exercise price of such option or warrant, less any applicable tax withholdings.

     The Merger is conditioned upon, among other things, the approval of the stockholders of the Company, certain regulatory and governmental approvals and other customary conditions. In connection with the proposed Merger, the Board of Directors of the Company received a fairness opinion from SBC Warburg Dillion Read Inc. to the effect that, as of the date of the opinion, the merger consideration is fair to the stockholders of the Company from a financial point of view.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The amounts presented in the consolidated financial statements of the Company's financial instruments, consisting of notes payable, long-term debt, and capital lease obligations, when stated at fair value using current interest rates, would not be significantly different.

18.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 will require the Company to add disclosure to the financial statements about comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will result in additional disclosures regarding the Company's segments.

                                     ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of Monroc, Inc.:

We have audited the consolidated financial statements of Monroc, Inc., and Subsidiary (the Company) as of December 31, 1997, and for the year then ended, and have issued our report thereon dated March 31, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1996 and 1995 were audited by other auditors whose report, dated February 11, 1997, expressed an unqualified opinion on those consolidated statements. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 31, 1998


                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS
                                   ON SCHEDULE

Board of Directors
Monroc, Inc.

In connection with our audit of the consolidated financial statements of Monroc, Inc. and Subsidiary, referred to in our report dated February 11, 1997, which included in the annual report to stockholders and Form 10-K, we have also audited Schedule II for each of the two years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                   /s/ Grant Thornton LLP
                                                   GRANT THORNTON LLP

Salt Lake City, Utah
February 11, 1997


MONROC, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
-------------------------------------------------------------------------------------------------



                                                     (1)             (2)
                                                                   Charged
                               Balance at         Charged to       to Other                          Balance at
                               Beginning          Costs and        Accounts        Deductions           End
                               of Period           Expenses        Describe        Write-Offs        of Period

ALLOWANCE FOR DISCOUNTS
 AND DOUBTFUL ACCOUNTS

Year ended December 31:
1997                           $  301,624         $ 397,402        $ 999,999     $ (435,861)        $  263,165
1996                              296,647           536,863                        (531,886)           301,624
1995                              209,495           532,764                        (445,612)           296,647

DEFERRED TAXES
 VALUATION ALLOWANCE

Year ended December 31:
1997                           $1,508,216                                         $ (82,160)        $1,426,056
1996                            1,258,566         $ 249,650                                          1,508,216
1995                            1,783,302                                          (524,736)         1,258,566

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Monroc, Inc.


Date: April 10, 1998                  By:  /s/ Ronald D. Davis
                                          --------------------
                                          Ronald D. Davis
                                          President and Chief Executive Officer

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the date set forth above.

         Signature                              Title


/s/ Robert L. Miller                       Chairman of the Board
Robert L. Miller

/s/ Ronald D. Davis                        President and Chief Executive Officer
Ronald D. Davis

/s/ L. William Rands                       Vice President - Finance, Treasury
L. William Rands                             and Secretary (Principal Financial
                                             and Accounting Officer)

/s/ William T. Lightcap                    Director
William T. Lightcap

/s/ Jules Ross                             Director
Jules Ross

/s/ Marc T. Scholvinck                     Director
Marc T. Scholvinck

/s/ Delbert H. Tanner                      Director
Delbert H. Tanner

/s/ Michael A. Kane                        Director
Michael A. Kane

/s/ James E. Dahl                          Director
James E. Dahl

                                INDEX TO EXHIBITS


2.1 Stock Purchase Agreement dated January 6, 1998 between the Company and Treasure Valley Concrete, Inc.(7)

2.2 Agreement and Plan of Merger dated January 29, 1998 among the Company, U.S. Aggregates, Inc. and Western Acquisition

3.1  Certificate of Incorporation(1)7

3.2  By Laws(1)

10.1 Monroc, Inc. Employee Stock Ownership Plan, amended and restated effective as of April 1, 1987(1)

10.2 Monroc, Inc. 1994 Stock Option Plan, amended and restated as of April 1, 1987(1)

10.3 Form of indemnity agreements with directors(1)

10.4 Amendment dated February 27, 1996 to the Loan and Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit Finance, Inc.(4)

10.5 Loan and Security Agreement dated July 26, 1993 between the Company and CIT Group/Credit Finance, Inc.(1)

10.6 Stock Purchase Agreement dated July 26, 1995 by and between Building and Capital Construction Partners, L.P. and Monroc, Inc.(2)

10.7 Consulting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Monroc, Inc.(2)

10.8 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Colonial Commercial Corp.(2)

10.9 Voting Agreement dated December 28, 1995 by and between Building and Capital Construction Partners, L.P. and Odyssey Partners(1)

10.10 Employment Agreement dated July 25, 1995 with L. William Rands.(5)

10.11 Monroc, Inc. 1996 Stock Option Plan, amended April 18, 1997(3)

10.12 Employment Agreement dated July 2, 1996 with Ronald D. Davis(5)

10.13 Real Estate Purchase Agreement dated December 27, 1996 between the Company and Whitney Family Trust(5)

10.14 Snake River Correctional Institution Subcontract Agreement dated September 12, 1995 by and between Monroc, Inc. and Hoffman Construction Co.*

10.15 Snake River Correctional Institution Subcontract Agreement dated December 14, 1995 by and between Monroc, Inc. and Hoffman Construction Co.*

10.16 Sand and Gravel Lease dated May 1, 1996 by and between Monroc, Inc. and the State of Wyoming, Board of Land Commissioners*

10.17 Sand and Gravel Lease dated October 25, 1996 by and between Monroc, Inc. and LLK, Inc.*

10.18 Sand and Gravel Lease dated May 29, 1997 by and between Monroc, Inc. and Alma L. Rushton*

10.19 Memorandum of Agreement dated September 17, 1997 by and between Monroc, Inc. and Kenneth Dunn*

16   Letter from Grant Thornton LLP dated April 10, 1997(6)

21   Subsidiaries of Monroc, Inc.*

23.1 Consent of Deloitte & Touche LLP*

23.2 Consent of Grant Thornton LLP*

27   Financial Data Schedule*

99.1 Voting Agreement dated January 29, 1995 between U.S. Aggregates, Inc., and BCCP I, L.L.P.(8)

---------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-75172).

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed December 28, 1995.

(3) Incorporated by reference to the Company's Proxy Statement dated April 29, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporation by reference of the Company's Current Report on Form 8-K filed April 14, 1997.

(7) Incorporation by reference to the Company's Current Report on Form 8-K filed January 15, 1998.

(8) Incorporation by reference to the Company's Current Report on Form 8-K filed February 3, 1998.

*    Filed herewith