Form 10-Q
period 1998-03-31
MONROC INC
filed 1998-05-15
CIK 919016

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission File Number 0-23880


                                  Monroc, Inc.

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

              Class                       Outstanding at March 31, 1998

      Common Stock, $0.01 par value             4,514,200 shares

     PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MONROC, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS




                                                                                 March 31,        December 31,
                                                                                   1998              1997
                                                                            -----------------     -----------

CURRENT ASSETS:                                                                   (Unaudited)
    Cash and cash equivalents                                                        $666,511         $752,280
    Accounts receivable, net of allowance for discounts
        and doubtful accounts of $191,346 at March 31, 1998
        and $263,165 at December 31, 1997                                           9,324,538        9,022,922
    Other Receivables                                                                 217,353          297,236
    Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                           4,910          215,045
    Inventories                                                                     5,022,633        4,684,107
    Prepaid expenses                                                                1,379,316        1,165,697
                                                                                   ----------       ----------
            Total current assets                                                   16,615,261       16,137,287
PROPERTY, PLANT AND EQUIPMENT, AT COST                                             33,218,632       30,021,473
    Less accumulated depreciation and amortization                                 14,159,231       12,363,433
                                                                                   ----------       ----------
                                                                                   19,059,401       17,658,040
AGGREGATE DEPOSITS                                                                  5,394,458        5,394,458
    Less accumulated depletion                                                        472,021          444,496
                                                                                   ----------       ----------
                                                                                    4,922,437        4,949,962
LAND                                                                                4,024,638        1,377,190
LAND HELD FOR SALE                                                                  1,689,380        1,667,329
OTHER ASSETS, at cost, less accumulated amortization of
    $372,446 at March 31, 1998 and $359,307 at December 31, 1997                      712,776          725,915
                                                                                   ----------       ----------
            TOTAL ASSETS                                                          $47,023,893      $42,515,723
                                                                                   ----------       ----------


                                   (Continued)

         The accompanying notes are an integral part of these statements

                                  MONROC, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                 March 31,        December 31,
                                                                                   1998               1997
                                                                            -----------------     -----------

CURRENT LIABILITIES:                                                             (Unaudited)
    Notes payable                                                                 $5,498,764        $5,898,872
    Current maturities of long-term obligations                                    1,429,394         1,364,444
    Trade accounts payable                                                         5,428,729         4,581,624
    Accrued liabilities                                                            2,834,719         2,419,969
    Billings in excess of costs and estimated earnings on
        uncompleted contracts                                                         42,704           161,221
                                                                                   ---------         ---------
            Total current liabilities                                             15,234,310        14,426,130

LONG-TERM OBLIGATIONS, less current maturities                                    10,451,166         6,826,736
DEFERRED COMPENSATION                                                                762,459           748,641
DEFERRED INCOME TAXES                                                                777,485           777,485
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; 1,000,000 shares
        authorized; none issued
    Common stock, $0.01 par value; 20,000,000 shares
        authorized; issued and outstanding 4,514,200                                  45,142            45,142
    Capital in excess of par value                                                24,717,191        24,717,191
    Accumulated deficit                                                          (3,439,814)       (3,301,556)
                                                                                  ----------        ----------
                                                                                  21,322,519        21,460,777
    Less unpaid principal of Employee Stock Ownership Plan
        note receivable                                                          (1,524,046)       (1,724,046)
                                                                                  ----------        ----------
        TOTAL STOCKHOLDERS' EQUITY                                                19,798,473        19,736,731
                                                                                  ----------        ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $47,023,893       $42,515,723
                                                                                  ----------        ----------


              The accompanying notes are an integral part of these
                                  statements.

                                  MONROC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   1998                1997
                                                                             ----------------        ---------

SALES                                                                            $12,306,879       $14,913,135

Costs and expenses
    Cost of sales                                                                 10,156.257        12,867,731
    General and administrative                                                     1,698,765         1,611,033
    Contribution to ESOP                                                             200,000           200,000
                                                                                   ---------         ---------
                                                                                  12,055,022        14,678,764
                                                                                   ---------         ---------
    Operating profit (loss)                                                          251,857           234,371

Other income (expense)
    Gain on sale of property, plant, equipment
    and land                                                                               0             3,825
    Interest income                                                                   11,103             8,377
    Interest expense                                                               (401,218)         (239,245)
                                                                                   ---------         ---------
                                                                                   (390,115)         (227,043)
                                                                                   ---------         ---------
     Earnings (Loss) before income taxes                                           (138,258)             7,328
Income taxes                                                                               0                 0
                                                                                   ---------         ---------

    NET EARNINGS (LOSS)                                                           ($138,258)            $7,328
                                                                                  ----------        ----------

Basic earnings (loss) per common share and common equivalent                         ($0.03)             $0.00
Fully diluted earnings (loss) per common share and common equivalent                 ($0.03)             $0.00
                                                                                  ----------        ----------

Weighted average common shares outstanding:                                        4,514,200         4,467,000
                                                                                   4,514,200         4,467,000



        The accompanying notes are an integral part of these statements.

                                  MONROC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                     1998                1997
                                                                               ----------------        ---------

Cash flows from operating activities:

    Net income (loss)                                                              ($138,258)            $7,328

    Adjustments to reconcile net income (loss) to net cash generated
       (used) in operating activities
       Depreciation and amortization of property, plant and equipment                 702,877           569,130
       Provision for contribution to ESOP                                             200,000           200,000
       Amortization of other assets                                                    13,139            17,821
       Provision for discounts and doubtful accounts                                 (71,819)             (966)
       Depletion of aggregate deposits                                                 27,525            14,865
       (Gain) loss on sale and abandonment of property, plant and
          equipment                                                                         0           259,230
       Changes in assets and liabilities:
          Accounts receivable                                                       (149,914)         1,130,138
          Costs and estimated earnings in excess of billings on
             uncompleted contracts                                                    210,135         (151,357)
          Inventories                                                               (338,526)           128,082
          Prepaid expenses                                                          (213,619)           546,918
          Land                                                                              0          (25,399)
          Trade accounts payable                                                      847,105       (2,064,695)
          Accrued liabilities                                                         414,750           267,447
          Billings in excess of costs and estimated earnings on
             uncompleted contracts                                                  (118,517)           141,920
          Deferred compensation                                                        13,818          (29,062)
                                                                                    ---------        ----------
             Net cash generated (used) in operating activities                      1,398,696         1,011,400

Cash flows from investing activities:
    Additions to property, plant and equipment                                    (4,773,737)       (1,043,512)
     Proceeds from sale of property, plant, equipment and land                              0                 0
                                                                                    ---------         ---------
    Net cash used in investing activities                                         (4,773,737)       (1,043,512)

                                   (Continued)

        The accompanying notes are an integral part of these statements.

                                  MONROC, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   1998                1997
                                                                             ----------------        ---------

Cash flows from financing activities:
    Net increase (decrease) in line of credit                                      (400,108)       (1,236,611)
    Principal payments on long-term obligations                                    (307,516)         (125,078)
    Purchase of Monroc Stock Warrants                                                      0                 0
    Issuance of long-term obligations                                              3,996,896           565,291
                                                                                   ---------         ---------
             Net cash generated (used) in financing activities                     3,289,272         (796,398)
                                                                                   ---------         ---------
             Net decrease in cash and cash equivalents                              (85,769)         (828,510)

Cash and cash equivalents at beginning of period                                     752,280         1,189,631
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                          $666,511          $361,121
                                                                                  ----------        ----------

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
    Interest                                                                        $401,218          $203,325
    Income taxes                                                                          $0                $0


        The accompanying notes are an integral part of these statements.

                                   MONROC, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Monroc, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP"). Financial statements prepared in accordance with GAAP require management to make estimates and assumptions that affect amounts reported in the financial statements and related notes. Changes in the estimates may affect amounts reported in future periods. In the opinion of management, all normally recurring adjustments necessary for a fair presentation of the financial information have been reflected therein. Because of the seasonal and cyclical nature of the Company's businesses, the operating results for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for future periods, including for the year ending December 31, 1998. The revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

     These financial statements and the accompanying notes should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2. Regulation and Environmental Matters

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

     The Company's plants are also subject to governmental regulations concerning environmental pollution. The Company believes that it is substantially in compliance with all applicable regulations. The cost of maintaining such compliance is not considered to be material. During the normal course of its operations, the Company uses and disposes of materials, such as solvents and lubricants used in equipment maintenance, which are classified as hazardous by government agencies that regulate environmental quality. The Company attempts to minimize the generation of such waste as much as possible, and to recycle such wastes. Remaining wastes are disposed of in permitted off-site disposal sites.

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

     On May 12, 1998, the Company executed a Remedial Design/Remedial Action Consent Decree (the "Consent Decree"). As proposed, the Consent Decree requires the Company to (i) contribute a certain amount of its property for the roadway (approximately 1.8 acres with a book value of approximately $19,000) as its share of the cleanup costs, (ii) participate in a local improvement district for the installation of curb, gutter, and sidewalks along the proposed roadway (an approximately $30,000 assessment over a ten-year period) and (iii) implement certain institutional controls. In return, the Company will receive contribution protection and a covenant not to sue. Under the Consent Decree, the Company's obligations terminate upon sale of the property. The Consent Decree has not yet been lodged with the court and must undergo a public comment period before it can be entered. The Company's estimated costs to satisfy these requirements under the proposed Consent Decree are immaterial.

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

     Prior to learning of the potential presence of lead in the slag from the Murray site, the Company sold some of the slag for use in road base and railroad fill. The Company has not sold any material from this site since 1988. The Company may be liable for cleanup costs if it is determined that the lead from this slag poses an environmental hazard. The Company has not determined that the lead from this slag poses an environmental hazard, nor has the Company received any notice of government action on this matter. The potential cost to the Company, if any, is not ascertainable at the present time. The Company's management believes that there are economically reasonable methods of containing the slag should this become necessary.

Note 3. Seasonality and Cyclicality

     Due to its location in the Rocky Mountain region, the Company's business is impacted by adverse weather conditions. Historically, construction activity decreases significantly in December, January, February and March because of snow and cold weather. The Company generally experiences losses during these months.

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

Note 4. Acquisition and Proposed Merger

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

     Proposed Merger. The Company has entered into an Amended and Restated Agreement and Plan of Merger dated as of January 29, 1998 and amended and restated as of March 4, 1998 (the "Merger Agreement") with U.S. Aggregates,
Inc., a Delaware corporation, and Western Acquisition, Inc. a Delaware corporation and a subsidiary of USAI ("Sub"), providing for the merger of Sub with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a subsidiary of USAI. Pursuant to the Merger Agreement, each outstanding share of common stock, par value $.01 per share, of the Company (the "Common Stock") will be converted into the right to receive $10.771 per share in cash. In addition, the Merger Agreement provides that each option or warrant to purchase shares of Common Stock will be canceled in consideration for the right to receive in cash an amount equal to the number of shares subject to such option or warrant multiplied by the difference between $10.771 and the exercise price of such option or warrant, less any applicable tax withholdings.

     The Merger is conditioned upon, among other things, the approval of the stockholders of the Company, certain regulatory and governmental approvals and other customary conditions. A Special Meeting of the stockholders of the Company with respect to approval of the Merger is scheduled to be held on June 5, 1998. In connection with the proposed Merger, the Board of Directors of the Company received a fairness opinion from SBC Warburg Dillon Read Inc. to the effect that, as of the date of the opinion, the merger consideration is fair to the stockholders of the company from a financial point of view.

Note 5. Recently Issued Financial Accounting Standards

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographical areas, and major customer. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will result in additional disclosures regarding the Company's segments. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1 of this report. Also, the discussion should be read in conjunction with the audited consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Conditions and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations - Three Months Ended March 31, 1998

     Sales for the three-month period ended March 31, 1998 (the "1998 Period") were $12.3 million compared to $14.9 million for the three-month period ended March 31, 1997 (the "1997 Period"), a decrease of $2.6 million or 17%. Sales for the Company's prestressed/precast division decreased $4.7 million or 42%, to $3.4 million for the 1998 Period from $8.1 million for the 1997 Period as a result of the completion of the Company's Snake River Correctional Facility contract in Ontario, Oregon in May 1997. This decrease was partially offset by increases in the Company's sand and gravel and ready mix operations from the comparable period in 1997. Sand and Gravel sales increased by $1.5 million, or 156%, in the 1998 Period compared to the 1997 Period, primarily due to strong demand for the Company's products in the Salt Lake City, Utah area from both commercial development and road projects, particularly with respect to the ongoing I-15 freeway reconstruction project. Net sales of ready mix concrete increased $1.4 million, or 29%, to $6.3 million in the 1998 Period compared to $4.8 million in the 1997 Period. This increase was due primarily to the Company's acquisition of Treasure Valley Concrete in January 1998 and strong economic conditions, sustained construction activity and increased sales efforts in the Boise, Idaho and Salt Lake City areas.

     Costs of sales decreased $2.7 million, or 21%, from $12.9 million in the 1997 Period to $10.2 million in the 1998 Period. This decrease was due primarily to a lower volume of net sales in the 1998 Period of prestress/precast concrete products which carry a higher costs of sales component relative to the Company's sand and gravel and ready mix concrete products. General and administrative expenses increased approximately $88,000, or 5.5%, in the 1998 Period compared to the 1997 Period. As a percentage of net sales, general and administrative expenses increased from 11% in the 1997 Period to 14% in the 1998 Period. This increase was attributable primarily due to absorption of Treasure Valley Concrete personnel along with increased legal and accounting costs related to ongoing transactions by the Company. Contributions to the Company's Employee Stock Ownership Plan remained constant at $200,000 for the 1998 Period and the 1997 Period.

     Operating profit increased $17,516, or 7.5%, to $251,857 in the 1998 Period from $234,341 in the 1997 Period and increased as a percentage of net sales to 2% in the 1998 Period from 1.6% in the 1997 Period. The increase in operating gross profit as a percentage of net sales was due primarily to a lower volume of net sales of prestress/precast concrete products in the 1998 Period which carry lower margins and an increase in net sales of sand and gravel. Ready Mix operating profit margins for the 1998 Period compared to the 1997 Period remained constant. Sand and gravel product operating profit margins increased to approximately 47% for the 1998 Period compared to 10% for the 1997 Period. The higher profitability of sand and gravel sales for the 1997 Period is primarily attributable to sand and gravel sales for use in the I-15 freeway reconstruction project in Salt Lake Ciy.

     Net other expense increased to $390,115 for the 1998 Period from $227,043 for the 1997 Period. This increase resulted primarily from an increase of $161,973 in interest expense for the 1998 Period as compared to the 1997 Period because of increased borrowings and higher average balances outstanding under the Credit Facility (defined below).

     The Company incurred a net loss of $138,258 for the 1998 Period as compared to net earnings of $7,328 in the 1997 Period for the reasons stated above.

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

     The Credit Facility provides for both revolving and term loans. As of March 31, 1998, outstanding borrowings on the Credit Facility in the form of revolving loans totaled $ 5.5 million compared to $5.9 million as of December 31, 1997. As of March 31, 1998, the outstanding term loan balance under the Credit Facility was $5.5 million compared to $2.0 million as of December 31, 1997. The increase in the outstanding term loan balance was related to the Company's acquisition of Treasure Valley Concrete in January 1998. As of March 31, 1998, the Company had a maximum credit availability under the Credit Facility of $4.2 million.
Availability under the Credit Facility is based upon the level of eligible receivables and the amount of unamortized availability under the term loan. The Credit Facility is secured by a general lien on all of the Company's assets and expires in February 2002.

     As of March 31, 1998, the Company had positive working capital of $1.4 million compared to a positive working capital balance of $1.7 million at December 31, 1997. During the 1998 Period, net cash generated by operating activities totaled $1.4 million compared to net cash generated by operating activities of 1.0 million for the 1997 Period. For the 1998 Period, the cash generated by operating activities resulted primarily from an increase in trade accounts payable of $847,105 and an increase in accrued liabilities of $414,750. The increases in these liabilities was due primarily to the purchase of the Treasure Valley Concrete operations and the increased time taken to pay suppliers.

     For the 1998 Period, the Company used $4.8 million of cash for investing activities compared to a usage of $1.0 million for the 1997 Period. The increased use of cash for investing activities during the 1998 Period was due primarily increased investment in equipment and facilities and the Company's purchase of Treasure Valley Concrete in January 1998. The Company expects to continue to make significant investments in equipment and facilities during 1998.

     Net cash used in financing activities was $3.3 million during the 1998 Period compared to $796,398 for the 1997 Period. For the 1998 Period, the increased use of cash for financing activities resulted primarily from the Company's acquisition of Treasure Valley Concrete in January 1998.

     The Company continues to pursue the sale of its Wyoming subsidiary. However, no definitive agreement has been entered into regarding the potential sale of the Company's Wyoming operations. In addition, the Company had been in negotiations with a potential buyer regarding the sale of certain assets of the Company's prestress/precast division during March of 1997 and into early 1998. However, discussions with the potential buyer have ended, and the Company does not know at this time whether discussions with the potential buyer will resume or whether the Company will be able to enter into discussions with any other potential buyer of its prestress/precast division. No assurances can be given that a definitive agreement will be entered into with any party or that the Company will be able to successfully consummate the sale of its Wyoming subsidiary or its prestressed/precast division assets.

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

Forward-Looking Statements

     This Form 10-Q contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Investors and prospective investors in the Company should understand that several factors affect whether any forward-looking statements contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected or discussed herein. These forward-looking statements relate to (i) the merger contemplated pursuant to the Merger Agreement; (ii) the contemplated sale of the Company's Wyoming subsidiary, certain precast/prestressed assets and equipment refinancings; (iii) the expected increase in net sales of sand and gravel and ready mix concrete; (iv) the Company's cash usage trend and the
Company's potential need for and access to capital sources; (v) operational restrictions applicable to the Company pending consummation of the Merger; (vi) the Company's projected liquidity for the next 12 months; (vii) integration of the Treasure Valley Concrete operations; (viii) seasonality and cyclicality issues: and (ix) other statements containing the words "expects", "intends", "anticipates", "estimates", "projects", "will continue", "plans", or words of similar effect and that are not statements of historical fact. These forward-looking statements are subject to certain risks, uncertainties and factors which could cause the anticipated results to not be realized. These risks, uncertainties and factors include, without limitation, (a) the merger may not be consummated or may not be consummated on the terms currently set forth in the Merger Agreement; (b) in the event of price competition or a decrease in demand for the Company's sand and gravel or ready mix concrete products for reasons of market proximity, price, quality, general economic conditions, or state of federal budgetary changes affecting freeway projects generally and the I-15 reconstruction project specifically, the Company may not be able to increase sales of its sand and gravel or its ready mix concrete products or may not be able to do so at anticipated profit margins; (c) weather conditions and other circumstances beyond the Company's control may impact its ability to increase sales of sand and gravel and ready mix concrete products; (d) if the Company is forced to conserve cash or is unable to access liquidity under its Credit Facility, through the debt or equity capital markets or through asset sales, the Company may be unable to fund operations or purchase additional aggregate properties and in any event may be unable to purchase such properties on terms acceptable to the Company; (e) the Company may be unable to consummate a sale of its Wyoming subsidiary or its prestress/precast concrete division; and
(f) other factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 under the caption "Forward-Looking Statements and Risk Factors." Although the Company believes that its assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there is no assurance that the results contemplated in any such forward- looking statement will be utilized. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revision. The impact of actual experience and business developments may cause the Company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The list of exhibits contained in the accompanying Exhibit Index is incorporated herein by reference.

     (b)  Reports on Form 8-K

          A Report on Form 8-K dated as of January 6, 1998 was filed on January 15, 1998 in connection with the Company's acquisition of Treasure Valley Concrete, Inc. Also, a Report on Form 8-K dated as of January 29, 1998 was filed on February 3, 1998 in connection with the Company's proposed merger with U.S. Aggregates, Inc. and Western Acquisition, Inc.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Monroc, Inc.
                                            Registrant


Date:    May 15, 1998                       /s/ L. William Rands
                                            --------------------
                                            L. William Rands
                                            Vice President and Chief
                                            Financial and Accounting
                                            Officer

                                INDEX OF EXHIBITS


*Exhibit 2.2 - Agreement and Plan of Merger dated January 29, 1998 among the
	       Company, U.S. Aggregates, Inc. and Western Acquisition, Inc.

Exhibit 11  -  Calculation of Earnings (Loss) per Share

Exhibit 27  -  Financial Data Schedule


*Incorporated by reference to the Company's Current Report on Form 8-K filed on February 3, 1998